Form 10-Q
period 1994-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1994-08-12
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1994
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________

     Commission File Number:                      0-12537
                              --------------------------------------------------

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2192277
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- - -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----   -----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated July 28, 1982, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

                         PART I. FINANCIAL INFORMATION

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     June 30,
                                                       1994      December 31,
                                                   (Unaudited)       1993
- - ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $  7,260,400  $  8,209,700
 Buildings and improvements                          35,937,300    66,301,200
- - ------------------------------------------------------------------------------
                                                     43,197,700    74,510,900
Accumulated depreciation and amortization           (11,295,700)  (18,136,100)
- - ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      31,902,000    56,374,800
Investment in mortgage loan receivable                1,064,000     1,064,000
- - ------------------------------------------------------------------------------
                                                     32,966,000    57,438,800
Cash and cash equivalents                            15,866,500    10,171,300
Restricted certificate of deposit                                      75,000
Rents receivable                                        271,600       291,100
Escrow deposits                                         144,800        65,300
Other assets (net of accumulated amortization on
 loan acquisition costs of $88,100 and $97,500,
 respectively)                                          119,000       528,900
- - ------------------------------------------------------------------------------
                                                   $ 49,367,900  $ 68,570,400
- - ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $  7,000,000  $ 28,611,600
 Accounts payable and accrued expenses                  497,100       312,500
 Due to Affiliates                                       77,400        86,500
 Security deposits                                      111,100        99,600
 Distributions payable                                  777,800       995,500
 Other liabilities                                       27,000       164,200
- - ------------------------------------------------------------------------------
                                                      8,490,400    30,269,900
- - ------------------------------------------------------------------------------
Partners' capital (deficit):
 General Partners                                       180,500       (44,600)
 Limited Partners (70,000 Units authorized, issued
  and outstanding)                                   40,697,000    38,345,100
- - ------------------------------------------------------------------------------
                                                     40,877,500    38,300,500
- - ------------------------------------------------------------------------------
                                                   $ 49,367,900  $ 68,570,400
- - ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1993                                    $ (19,500) $ 41,698,600  $ 41,679,100
Net income (loss) for the year ended
 December 31, 1993                         261,000      (778,900)     (517,900)
Distributions for the year ended
 December 31, 1993                        (286,100)   (2,574,600)   (2,860,700)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1993                                  (44,600)   38,345,100    38,300,500
Net income for the six months ended
 June 30, 1994                             380,700    18,801,900    19,182,600
Distributions for the six months ended
 June 30, 1994                            (155,600)  (16,450,000)  (16,605,600)
- - -------------------------------------------------------------------------------
Partners' capital, June 30, 1994         $ 180,500  $ 40,697,000  $ 40,877,500
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1994         1993
- - -------------------------------------------------------------------------------
 Income:
 Rental                                               $ 1,387,600  $ 2,307,300
 Interest on short-term investments                       242,500       76,200
 Interest on mortgage loan receivable                      29,200       37,400
- - -------------------------------------------------------------------------------
                                                        1,659,300    2,420,900
- - -------------------------------------------------------------------------------
 Expenses:
 Interest                                                 203,300      711,300
 Depreciation and amortization                            317,100      561,700
 Real estate taxes and insurance                          183,300      200,800
 Repairs and maintenance                                  132,500      147,100
 Property operating                                       240,900      283,900
 General and administrative                                42,900       72,200
- - -------------------------------------------------------------------------------
                                                        1,120,000    1,977,000
- - -------------------------------------------------------------------------------
 Income before gain on sale of property, provision
  for value impairment and extraordinary (loss) on
  early extinguishment of debt                            539,300      443,900
 Gain on sale of property                              18,964,600
 Provision for value impairment                                     (1,900,000)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishment of debt                         19,503,900   (1,456,100)
 Extraordinary (loss) on early extinguishment of
  debt                                                   (914,300)
- - -------------------------------------------------------------------------------
 Net income (loss)                                    $18,589,600  $(1,456,100)
- - -------------------------------------------------------------------------------
 Net income allocated to General Partners             $   302,900  $    36,500
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $18,286,700  $(1,492,600)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishment of debt allocated to Limited
  Partners per Unit (70,000 Units authorized, issued
  and outstanding)                                    $    274.14  $    (21.32)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (70,000 Units authorized, issued and
  outstanding)                                        $    261.24  $    (21.32)
- - -------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1994         1993
- - -------------------------------------------------------------------------------
 Income:
 Rental                                               $ 3,592,800  $ 4,595,000
 Interest on short-term investments                       319,400      190,000
 Interest on mortgage loan receivable                      58,300       80,000
- - -------------------------------------------------------------------------------
                                                        3,970,500    4,865,000
- - -------------------------------------------------------------------------------
 Expenses:
 Interest                                                 794,600    1,502,500
 Depreciation and amortization                            831,000    1,122,700
 Real estate taxes and insurance                          363,700      405,900
 Repairs and maintenance                                  264,700      269,000
 Property operating                                       483,900      565,200
 General and administrative                               100,300      121,500
- - -------------------------------------------------------------------------------
                                                        2,838,200    3,986,800
- - -------------------------------------------------------------------------------
 Income before gain on sale of property, (loss) on
  disposition of property, provision for value
  impairment and extraordinary (loss) on early
  extinguishment of debt                                1,132,300      878,200
 Gain on sale of property                              18,964,600
 (Loss) on disposition of property                                     (12,600)
 Provision for value impairment                                     (1,900,000)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishment of debt                         20,096,900   (1,034,400)
 Extraordinary (loss) on early extinguishment of
  debt                                                   (914,300)    (540,100)
- - -------------------------------------------------------------------------------
 Net income (loss)                                    $19,182,600  $(1,574,500)
- - -------------------------------------------------------------------------------
 Net income allocated to General Partners             $   380,700  $    86,500
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $18,801,900  $(1,661,000)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishment of debt allocated to Limited
  Partners per Unit (70,000 Units authorized, issued
  and outstanding)                                    $    281.50  $    (16.09)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (70,000 Units authorized, issued and
  outstanding)                                        $    268.60  $    (23.73)
- - -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                      1994          1993
- - -----------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income (loss)                                $ 19,182,600  $ (1,574,500)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                        831,000     1,122,700
  (Gain) on sale of property                       (18,964,600)
  Loss on disposition of property                                     12,600
  Provision for value impairment                                   1,900,000
  Extraordinary loss on early extinguishment of
   debt                                                914,300       540,100
  Changes in assets and liabilities:
   Decrease in rents receivable                         19,500       139,300
   Decrease in other assets                             21,400       132,600
   Increase in accounts payable and accrued
    expenses                                           184,600        46,400
   (Decrease) increase in due to Affiliates             (9,100)       28,200
   (Decrease) in other liabilities                    (137,200)       (7,700)
- - -----------------------------------------------------------------------------
    Net cash provided by operating activities        2,042,500     2,339,700
- - -----------------------------------------------------------------------------
 Cash flows from investing activities:
 Proceeds from sale of property                     43,302,700
 Payments for capital and tenant improvements         (307,800)     (140,900)
 (Increase) in escrow deposits                         (79,500)      (91,200)
 Maturity of (investment in) restricted
  certificate of deposit                                75,000       (75,000)
 Costs incurred on disposition of property                           (12,600)
- - -----------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                     42,990,400      (319,700)
- - -----------------------------------------------------------------------------
 Cash flows from financing activities:
 Proceeds from issuance of mortgage loan                          22,500,000
 Principal payments on mortgage loans payable      (21,611,600)  (19,295,000)
 Prepayment cost on mortgage loans payable            (914,300)     (540,100)
 Distributions paid to Partners                    (16,823,300)     (993,300)
 Loan acquisition costs incurred                                    (387,500)
 Refund of deposit on loan refinancing                               225,000
 Increase (decrease) in security deposits               11,500       (11,300)
- - -----------------------------------------------------------------------------
    Net cash (used for) provided by financing
     activities                                    (39,337,700)    1,497,800
- - -----------------------------------------------------------------------------
 Net increase in cash and cash equivalents           5,695,200     3,517,800
 Cash and cash equivalents at the beginning of
  the period                                        10,171,300     6,829,800
- - -----------------------------------------------------------------------------
 Cash and cash equivalents at the end of the
  period                                          $ 15,866,500  $ 10,347,600
- - -----------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the period                  $    794,600  $  1,499,000
- - -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement on Form S-11, filed with the Securities and Exchange Commission. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1994, are not necessarily indicative of the operating results for the year ending December 31, 1994.

The financial statements include the Partnership's 50% interest in a joint venture which owned the El Paso Natural Gas Building ("El Paso"), prior to its sale on April 6, 1994. The joint venture is operated under the control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and capital is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Restricted certificate of deposit represented funds reserved from loan proceeds received in connection with the refinancing of El Paso, which funds were placed in an interest-bearing investment. Under the terms of the loan agreement this amount was available to be used for future loan servicing costs. As a result of the sale of El Paso, these funds are no longer restricted.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:
Subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee, or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale of a Partnership property shall be allocated: first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners or 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. For the quarter and six months ended June 30, 1994, the General Partners were allocated distributable Cash Flow, and accordingly, Net Profits from operations of approximately $77,800 and $155,600, respectively, and Net Profits from the sale of a Partnership property of approximately $225,100, which is net of a loss on the early extinguishment of debt of approximately $11,400.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1994 are as follows:

                                                         Paid
                                                  Quarter  Six Months Payable
- - -----------------------------------------------------------------------------
Real estate commissions (a)                           None      None  $37,700
Property management and leasing fees              $ 81,300  $155,800   34,800
Reimbursement of property insurance premiums, at
 cost                                               13,400    36,500     None
Reimbursement of expenses, at cost:
 (1) Accounting                                      7,600    11,500    2,800
 (2) Investor communication                          3,400     5,700    2,100
 (3) Mortgage servicing                              1,100     2,400     None
 (4) Legal                                          16,400    30,600     None
- - -----------------------------------------------------------------------------
                                                  $123,200  $242,500  $77,400
- - -----------------------------------------------------------------------------

(a) As of June 30, 1994, approximately $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sales of two Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. PROPERTY SALE:
On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold its interest in the El Paso Natural Gas Building, located in El Paso, Texas, for a sale price of $88,450,000. The outstanding indebtedness on this property of approximately $42,757,000 was satisfied at closing. The joint venture incurred selling expenses of approximately $3,673,300, of which approximately $1,828,600 related to a prepayment penalty on the early extinguishment of debt. The joint venture received net sale proceeds of approximately $84,776,700, of which the Partnership's share was approximately $42,388,400. The net gain reported by the Partnership for financial statement purposes was approximately $18,050,300. For tax reporting purposes the Partnership will report a gain of approximately $28,681,600. This sale was an all-cash sale, with no further involvement on the part of the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a discussion of the Partnership's business.

OPERATIONS
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The statements of cash flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                       Comparative Cash Flow Results
                                                        For the Six Months
                              For the Quarters Ended           Ended
                                6/30/94     6/30/93     6/30/94     6/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                   $   856,400 $   784,900 $ 1,730,200 $ 1,624,200
Average Capital Investment    $64,983,300 $70,000,000 $67,491,700 $70,000,000
Annualized return on average
 Capital Investment
 (Annualized Cash
 Flow/average Capital
 Investment)                        5.27%       4.49%       5.13%       4.64%
- - -----------------------------------------------------------------------------

During the disposition phase of the Partnership's life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, interest expense, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, mortgage debt repayments or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow.

The increase in Cash Flow results for the quarter and six months ended June 30, 1994 when compared to the quarter and six months ended June 30, 1993 was primarily due to: 1) the significant reduction in debt service payments as a result of the sale of the El Paso Natural Gas Building ("El Paso") and the corresponding payoff of its mortgage loan; 2) decreased interest expense due to the repayment in 1993 of the mortgage loan collateralized by Old Mill Place Shopping Center ("Old Mill") and Tuckerstone Commons / Rooker Royal Warehouses I & II ("Rooker"); 3) increased rental revenues earned at Brookwood Metroplex Office Buildings I and II ("Brookwood") and Walker Springs Plaza Shopping Center ("Walker Springs"); 4) increased interest income earned on short-term investments due to an increase in funds available for such investments as a result of the sale of El Paso; 5) the disposition in August 1993 of Hairston Memorial Crossing Shopping Center ("Hairston") which had been operating at a deficit and 6) decreased general and administrative expenses primarily due to lower professional service costs. Partially offsetting the increase in Cash Flow results was: 1) the absence of rental revenues under the net lease agreement at El Paso as a result of its sale and decreased rental revenues at Old Mill and Rooker; 2) increased real estate tax expense at Walker and Old Mill and 3) increased property operating expenses at Walker.

Rental revenues at Brookwood for the six months ended June 30, 1994 and 1993 were approximately $1,091,200 and $914,200, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $556,800 and $464,200, respectively. The increase in rental revenues for the periods under comparison was due to increases in the quarterly and six-month average occupancy rates from 88% and 89%, respectively, in 1993 to 99% and 96%, respectively, in 1994 as well as to an increase in tenant expense reimbursements.

Rental revenues at El Paso for the six months ended June 30, 1994 and 1993 were approximately $1,003,400 and $1,806,700, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $62,700 and $910,800, respectively. The decrease in rental revenues for the periods under comparison was due to the sale of the property on April 6, 1994, as previously discussed.

Rental revenues at Old Mill for the six months ended June 30, 1994 and 1993 were approximately $648,900 and $721,000, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $336,000 and $356,800, respectively. The decrease in rental revenues for the periods under comparison was due to decreased tenant reimbursements in 1994 for 1993 real estate taxes as well as a decrease in the average effective rental rates charged to tenants.

Rental revenues at Walker Springs for the six months ended June 30, 1994 and 1993 were approximately $552,300 and $524,000, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $277,600 and $265,500, respectively. The increase in rental revenues during the periods under comparison was due to an increase in the average effective rental rates charged to tenants. In addition, tenant reimbursements for real estate taxes increased for the six months ended June 30, 1994.

Rental revenues at Rooker for the six months ended June 30, 1994 and 1993 were approximately $296,800 and $347,100, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $154,400 and $167,000, respectively. The decrease in rental revenues for the periods under comparison was due to decreases in the quarterly and six-month average occupancy rates from 92% and 92%, respectively, in 1993 to 82% and 85%, respectively, in 1994 as a result of the loss of two major tenants during the third quarter of 1993. Partially offsetting the decrease in rental revenues was increased tenant reimbursements in 1994 for 1993 real estate taxes.

To increase occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of June 30, 1994 when compared to December 31, 1993 resulted primarily from the receipt of net proceeds from the sale of El Paso, after the payoff of the mortgage loan and prepayment penalty, and the net cash provided by operating activities exceeding the distributions paid to Partners and the payments for capital and tenant improvements. The liquid assets of the Partnership as of June 30, 1994, are comprised of amounts held for working capital purposes, undistributed Cash Flow and undistributed Sale and Refinancing Proceeds.

Net cash provided by operating activities decreased from approximately $2,339,700 for the six months ended June 30, 1993 to approximately $2,042,500 for the six months ended June 30, 1994. This decrease was primarily due to the sale of El Paso and, to a lesser extent, the timing of the collection of rental revenues. The decrease was partially offset by the increase in Cash Flow results, as previously discussed.

Net cash (used for) provided by investing activities changed from approximately ($319,700) for the six months ended June 30, 1993 to approximately $42,990,400 for the six months ended June 30, 1994. This change was primarily due to the receipt of proceeds from the sale of El Paso along with the maturity of the restricted certificate of deposit established in connection with the El Paso refinancing completed in 1993, partially offset by an increase in payments for capital and tenant improvements.

On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in El Paso, located in El Paso, Texas, for a sale price of $88,450,000. The Partnership's share of Sale Proceeds was approximately $21,009,900 net of selling expenses, including the mortgage prepayment penalty, and the payoff of the mortgage loan collateralized by the property. The Partnership distributed $15,050,000 of these proceeds to the Limited Partners in May 1994. The remaining proceeds were retained by the Partnership and added to working capital. A portion of these proceeds will be utilized in October 1994 to prepay the Partnership's last remaining mortgage loan which is collateralized by Brookwood.

During the six months ended June 30, 1994, the Partnership spent approximately $307,800 for capital and tenant improvements and has budgeted to spend approximately $350,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $125,000 and $120,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Walker Springs and Old Mill, respectively. The Managing General Partner believes these improvements will be necessary to secure new tenants and to maintain occupancy levels as existing tenant leases expire.

Net cash provided by (used for) financing activities changed from approximately $1,497,800 for the six months ended June 30, 1993 to approximately ($39,337,700) for the six months ended June 30, 1994. This change was primarily due to the payoff of the mortgage loan collateralized by El Paso, including a prepayment penalty, and the distribution of Sale Proceeds to Partners in 1994 exceeding the net proceeds and deposit refund received on the refinancing of El Paso in 1993, reduced by loan acquisition costs and a prepayment penalty relating to the previous loan.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain a significant level of cash reserves for the Partnership. The cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's remaining properties during the next several years. As a result of these concerns, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves and has also retained a portion of the Sale and Refinancing Proceeds discussed in previous paragraphs. For the quarter and six months ended June 30, 1994, Cash Flow retained to supplement working capital reserves approximated $78,600 and $174,600, respectively. The Managing General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow or Sale Proceeds will be sufficient to cover budgeted expenditures as well as the prepayment of the Brookwood mortgage loan and any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended June 30, 1994 were declared at $10.00 per Unit. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
- - -------   ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          A report on Form 8-K dated April 6, 1994 was filed reporting the sale of the El Paso Natural Gas Building, located in El Paso, Texas.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 MANAGING GENERAL PARTNER


Date: August 12, 1994        By: /s/          DOUGLAS CROCKER II
      ---------------            --------------------------------------------
                                              DOUGLAS CROCKER II
                                    President and Chief Executive Officer


Date: August 12, 1994         By: /s/           MICHAEL J. MCHUGH
      ---------------             ---------------------------------------------
                                                MICHAEL J. MCHUGH
                                            Senior Vice President and
                                             Chief Financial Officer