Form 10-Q
period 1994-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1994-11-14
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the period ended                    September 30, 1994
                       ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from                      to
                                 --------------------    -------------------
  Commission File Number:                           0-12537
                         ----------------------------------------------------

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                            59-2192277
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- - ------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)

                                (312) 207-0020
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- - -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1994      December 31,
                                                    (Unaudited)      1993
- - -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 7,260,400  $ 8,209,700
 Buildings and improvements                          36,068,000   66,301,200
- - -----------------------------------------------------------------------------
                                                     43,328,400   74,510,900
Accumulated depreciation and amortization           (11,603,300) (18,136,100)
- - -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      31,725,100   56,374,800
Investment in mortgage loan receivable                1,064,000    1,064,000
- - -----------------------------------------------------------------------------
                                                     32,789,100   57,438,800
Cash and cash equivalents                            15,782,100   10,171,300
Restricted certificate of deposit                                     75,000
Rents receivable                                        271,700      291,100
Escrow deposits                                         184,500       65,300
Other assets (net of accumulated amortization on
 loan acquisition costs of $96,300 and $97,500,
 respectively)                                          108,400      528,900
- - -----------------------------------------------------------------------------
                                                    $49,135,800  $68,570,400
- - -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $ 7,000,000  $28,611,600
 Accounts payable and accrued expenses                  606,700      312,500
 Due to Affiliates                                       90,500       86,500
 Security deposits                                      110,800       99,600
 Distributions payable                                  777,800      995,500
 Other liabilities                                        8,300      164,200
- - -----------------------------------------------------------------------------
                                                      8,594,100   30,269,900
- - -----------------------------------------------------------------------------
Partners' capital (deficit):
 General Partners                                       180,200      (44,600)
 Limited Partners (70,000 Units authorized, issued
  and outstanding)                                   40,361,500   38,345,100
- - -----------------------------------------------------------------------------
                                                     40,541,700   38,300,500
- - -----------------------------------------------------------------------------
                                                    $49,135,800  $68,570,400
- - -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partners   Partners       Total
- - ----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                         $(19,500) $41,698,600  $41,679,100
Net income (loss) for the year ended
 December 31, 1993                        261,000     (778,900)    (517,900)
Distributions for the
 year ended
 December 31, 1993                       (286,100)  (2,574,600)  (2,860,700)
- - ----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                        (44,600)  38,345,100   38,300,500
Net income for the nine months ended
 September 30, 1994                       458,100   19,166,400   19,624,500
Distributions for the nine months ended
 September 30, 1994                      (233,300) (17,150,000) (17,383,300)
- - ----------------------------------------------------------------------------
Partners' capital, September 30, 1994    $180,200  $40,361,500  $40,541,700
- - ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Income:
 Rental                                                $1,350,400  $2,235,700
 Interest on short-term investments                       176,200      79,400
 Interest on mortgage loan receivable                      29,100      29,200
- - ------------------------------------------------------------------------------
                                                        1,555,700   2,344,300
- - ------------------------------------------------------------------------------
Expenses:
 Interest                                                 170,700     600,100
 Depreciation and amortization                            315,800     526,000
 Real estate taxes and insurance                          146,100     104,400
 Repairs and maintenance                                  132,300     141,400
 Property operating                                       259,400     285,100
 General and administrative                                54,600      70,400
- - ------------------------------------------------------------------------------
                                                        1,078,900   1,727,400
- - ------------------------------------------------------------------------------
Income before expenses on sale of property and (loss)
 on sale of property                                      476,800     616,900
Expenses on sale of property                              (34,900)
(Loss) on sale of property                                            (56,500)
- - ------------------------------------------------------------------------------
Net income                                             $  441,900  $  560,400
- - ------------------------------------------------------------------------------
Net income allocated to General Partners               $   77,400  $   77,200
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners               $  364,500  $  483,200
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units authorized, issued and outstanding)     $     5.21  $     6.90
- - ------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1994         1993
- - -------------------------------------------------------------------------------
Income:
 Rental                                               $ 4,943,200  $ 6,830,700
 Interest on short-term investments                       495,600      280,500
 Interest on mortgage loan receivable                      87,400      109,200
- - -------------------------------------------------------------------------------
                                                        5,526,200    7,220,400
- - -------------------------------------------------------------------------------
Expenses:
 Interest                                                 965,300    2,093,800
 Depreciation and amortization                          1,146,800    1,648,700
 Real estate taxes and insurance                          509,800      510,300
 Repairs and maintenance                                  397,000      410,400
 Property operating                                       743,300      850,300
 General and administrative                               154,900      211,800
- - -------------------------------------------------------------------------------
                                                        3,917,100    5,725,300
- - -------------------------------------------------------------------------------
Income before gain (loss) on sale or disposition of
 properties and extraordinary (loss) on early
 extinguishment of debt                                 1,609,100    1,495,100
Gain (loss) on sale or disposition of properties       18,929,700   (1,969,100)
- - -------------------------------------------------------------------------------
Net income (loss) before extraordinary (loss) on
 early extinguishment of debt                          20,538,800     (474,000)
Extraordinary (loss) on early extinguishment of debt     (914,300)    (540,100)
- - -------------------------------------------------------------------------------
Net income (loss)                                     $19,624,500  $(1,014,100)
- - -------------------------------------------------------------------------------
Net income allocated to General Partners              $   458,100  $   163,700
- - -------------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners       $19,166,400  $(1,177,800)
- - -------------------------------------------------------------------------------
Net income (loss) before extraordinary (loss) on
 early extinguishment of debt allocated to Limited
 Partners per Unit (70,000 Units authorized, issued
 and outstanding)                                     $    286.70  $     (9.19)
- - -------------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (70,000 Units authorized, issued and
 outstanding)                                         $    273.81  $    (16.83)
- - -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1994         1993
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                   $19,624,500  $(1,014,100)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                         1,146,800    1,648,700
 (Gain) loss on sale or disposition of properties    (18,929,700)   1,969,100
 Extraordinary loss on early extinguishment of debt      914,300      540,100
 Changes in assets and liabilities:
  Decrease in rents receivable                            19,400      137,000
  Decrease in other assets                                23,900      107,700
  Increase (decrease) in accounts payable and
   accrued expenses                                      294,200     (117,000)
  Increase in due to Affiliates                            4,000       15,300
  (Decrease) in other liabilities                       (155,900)      (7,000)
- - ------------------------------------------------------------------------------
   Net cash provided by operating activities           2,941,500    3,279,800
- - ------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                       43,267,800
 Payments for capital and tenant improvements           (438,600)    (388,100)
 (Increase) decrease in escrow deposits                 (119,200)     189,100
 Maturity of (investment in) restricted certificate
  of deposit                                              75,000      (75,000)
 Costs incurred on disposition of property                            (13,400)
- - ------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                        42,785,000     (287,400)
- - ------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable                   22,500,000
 Principal payments on mortgage loans payable        (21,611,600) (19,517,700)
 Prepayment cost on mortgage loans payable              (914,300)    (540,100)
 Loan acquisition costs incurred                                     (396,600)
 Refund of deposit on loan refinancing                                225,000
 Distributions paid to Partners                      (17,601,000)  (1,548,600)
 Increase (decrease) in security deposits                 11,200      (19,200)
- - ------------------------------------------------------------------------------
   Net cash (used for) provided by financing
    activities                                       (40,115,700)     702,800
- - ------------------------------------------------------------------------------
Net increase in cash and cash equivalents              5,610,800    3,695,200
Cash and cash equivalents at the beginning of the
 period                                               10,171,300    6,829,800
- - ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $15,782,100  $10,525,000
- - ------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $   965,300  $ 2,131,400
- - ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1994, are not necessarily indicative of the operating results for the year ending December 31, 1994.

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

2. RELATED PARTY TRANSACTIONS:
Subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee, or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale of a Partnership property shall be allocated: first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners or 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. For the quarter and nine months ended September 30, 1994, the General Partners were allocated distributable Cash Flow, and accordingly, Net Profits from operations of approximately $77,800 and $233,300, respectively. In addition, for the nine months ended September 30, 1994, the General Partners were allocated Net Profits from the sale of a Partnership property of approximately $224,800 (net of $400 in additional sale expenses recorded in the third quarter), which is net of a loss on the early extinguishment of debt of approximately $11,400.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1994 are as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
- - ------------------------------------------------------------------------------
Property management and leasing fees              $ 70,600  $226,400   $48,500
Reimbursement of property insurance premiums, at
 cost                                               19,700    56,200      None
Real estate commissions (a)                           None      None    37,700
Reimbursement of expenses, at cost:
 (1) Accounting                                      6,700    18,200     2,800
 (2) Investor communication                          2,400     8,100     1,100
 (3) Legal                                          74,600   105,200      None
 (4) Mortgage servicing                                300     2,700       400
- - ------------------------------------------------------------------------------
                                                  $174,300  $416,800   $90,500
- - ------------------------------------------------------------------------------

(a) As of September 30, 1994, approximately $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sales of two Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. PROPERTY SALE:
On April 6, 1994 First Capital Kayser Center (the "Joint Venture"), a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in the El Paso Natural Gas Building, located in El Paso, Texas, for a sale price of $88,450,000. The outstanding indebtedness on this property of approximately $42,757,000 was satisfied at closing. The Joint Venture incurred selling expenses of approximately $3,743,100, of which approximately $1,828,600 related to a prepayment penalty on the early extinguishment of debt. The Joint Venture received net sale proceeds of approximately $84,707,000, of which the Partnership's share was approximately $42,353,500. The net gain, after recognition of the prepayment penalty, reported by the Partnership for financial statement purposes was approximately $18,015,400. For tax reporting purposes the Partnership will report a gain of approximately $28,646,700. This sale was an all-cash sale, with no further involvement on the part of the Partnership or the Joint Venture.

4. SUBSEQUENT EVENT:
On October 3, 1994 the Partnership repaid the principal balance of the mortgage loan collateralized by Brookwood Metroplex Office Buildings I & II in the amount of $7,000,000.

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

                                       Comparative Cash Flow Results
                                                        For the Nine Months
                              For the Quarters Ended           Ended
                                9/30/94     9/30/93     9/30/94     9/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                   $   792,600 $   920,100 $ 2,522,800 $ 2,544,300
Average Capital Investment    $54,950,000 $70,000,000 $63,311,100 $70,000,000
Annualized return on average
 Capital Investment
 (Annualized Cash
 Flow/average Capital
 Investment)                        5.77%       5.26%       5.31%       4.85%
- - -----------------------------------------------------------------------------

During the disposition phase of the Partnership's life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, interest expense, property operating expenses, real estate taxes and insurance and repairs and maintenance expenses are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property is sold. The sale of El Paso Natural Gas Building ("El Paso") in April 1994 and the dispositions of Hairston Memorial Crossing Shopping Center ("Hairston") in August 1993 and the two remaining warehouses at Atlanta Gateway Park Industrial Center ("Atlanta Gateway") in February 1993 account for the significant decreases in Cash Flow and operating results. The net effect of these transactions on Cash Flow results for the quarter and nine months ended September 30, 1994 when compared to the quarter and nine months ended September 30, 1993 was a decrease of approximately $324,500 and $511,300, respectively. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, mortgage debt repayments or making capital improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow.

Excluding the effects of the property sale and dispositions, Cash Flow results for the quarter and nine months ended September 30, 1994 increased when compared to the quarter and nine months ended September 30, 1993 by approximately $197,000 and $489,800, respectively. These increases were due to:
1) increased interest income earned on short-term investments of approximately $97,500 and $219,600, respectively, due to an increase in funds available for such investments as a result of the sale of El Paso as well as an increase in the interest rate on such investments; 2) increased rental revenues of approximately $108,900 and $192,100, respectively; 3) decreased interest expense during the nine-month periods under comparison of approximately $99,600 due to the repayment in 1993 of the mortgage loan collateralized by Old Mill Place Shopping Center ("Old Mill") and Tuckerstone Commons/Rooker Royal Warehouses I & II ("Rooker") and 4) decreased general and administrative expenses of approximately $15,300 and $47,400, respectively, primarily due to lower professional service costs. Partially offsetting the increase in Cash Flow results was increased real estate tax expenses of approximately $23,500 and $47,800, repsectively.

Rental revenues at Brookwood Metroplex Office Buildings I & II ("Brookwood") for the nine months ended September 30, 1994 and 1993 were approximately $1,651,300 and $1,395,200, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $560,100 and $481,100, respectively. The increase in rental revenues for the periods under comparison was due to increases in the quarterly and nine-month average occupancy rates from 88% in 1993 to 100% and 98%, respectively, in 1994 as well as to an increase in tenant expense reimbursements.

Rental revenues at Old Mill for the nine months ended September 30, 1994 and 1993 were approximately $986,200 and $1,072,900, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $337,200 and $351,900, respectively. The decrease in rental revenues was due to a decrease in the average effective base rental rate charged to tenants as well as lower tenant real estate tax reimbursements during 1994.

Rental revenues at Walker Springs Plaza Shopping Center for the nine months ended September 30, 1994 and 1993 were approximately $823,100 and $760,900, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $270,800 and $236,900, respectively. The increase in rental revenues during 1994 was due to an increase in tenant real estate tax reimbursements as well as an increase in the average effective base rental rate charged to tenants.

Rental revenues at Rooker for the nine months ended September 30, 1994 and 1993 were approximately $477,200 and $518,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $180,400 and $171,600, respectively. The decrease in rental revenues for the nine-month periods under comparison was due to a decrease in the average occupancy rate from 91% in 1993 to 86% in 1994 as a result of the loss of two major tenants during the third quarter of 1993. The increase in rental revenues for the quarterly periods under comparison was due to an increase in the average effective base rental rate charged to tenants.

Rental revenues at El Paso for the nine months ended September 30, 1994 and 1993 were approximately $1,003,400 and $2,747,400, respectively. The decrease in rental revenues was due to the sale of the property on April 6, 1994.

To increase occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early lease renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of September 30, 1994 when compared to December 31, 1993 resulted primarily from the receipt of net proceeds from the sale of El Paso together with the net cash provided by operating activities exceeding the distributions paid to Partners and payments for capital and tenant improvements. The liquid assets of the Partnership as of September 30, 1994, are comprised of amounts held for working capital purposes and undistributed Cash Flow.

Net cash provided by operating activities decreased from $3,279,800 for the nine months ended September 30, 1993 to $2,941,500 for the nine months ended September 30, 1994. This decrease was primarily due to the effects of the sale and dispositions of El Paso, Hairston and Atlanta Gateway and, to a lesser extent, the timing of the collection of rental revenues. The decrease was partially offset by the increase in Cash Flow results, as previously discussed, as well as the timing of the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from ($287,400) for the nine months ended September 30, 1993 to $42,785,000 for the nine months ended September 30, 1994. This change was primarily due to the receipt of proceeds from the sale of El Paso along with the maturity of the restricted certificate of deposit established in connection with the El Paso refinancing completed in 1993, partially offset by increases in escrow deposits and payments for capital and tenant improvements.

On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in El Paso, located in El Paso, Texas, for a sale price of $88,450,000. The Partnership's share of Sale Proceeds was approximately $20,975,000 net of selling expenses, including the mortgage prepayment penalty, and the payoff of the mortgage loan collateralized by the property. The Partnership distributed $15,050,000 of these proceeds to the Limited Partners in May 1994. The remaining proceeds were retained by the Partnership and added to working capital. A portion of these proceeds were utilized in October 1994 to prepay the Partnership's last remaining mortgage loan which was collateralized by Brookwood.

During the nine months ended September 30, 1994, the Partnership spent $438,600 for capital and tenant improvements and has budgeted to spend approximately $225,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $150,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Old Mill. The Managing General Partner believes these improvements will be necessary to secure new tenants and to maintain occupancy levels as existing tenant leases expire.

Net cash provided by (used for) financing activities changed from $702,800 for the nine months ended September 30, 1993 to ($40,115,700) for the nine months ended September 30, 1994. This change was primarily due to the payoff of the mortgage loan collateralized by El Paso, including a prepayment penalty, and increased distributions to Partners in 1994, including Sale Proceeds. The 1993 results included the net proceeds and a deposit refund received on the refinancing of El Paso reduced by loan acquisition costs and a prepayment penalty relating to the previous loan.

On October 3, 1994 the Partnership repaid the principal balance of the mortgage loan collateralized by Brookwood in the amount of $7,000,000. This payment was funded from a portion of the Partnership's share of the proceeds received from the sale of El Paso, as discussed above.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain a significant level of cash reserves for the Partnership. The cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's remaining properties during the next several years. As a result of these concerns, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves and has also retained a portion of the Sale and Refinancing Proceeds discussed in previous paragraphs. For the quarter and nine months ended September 30, 1994, Cash Flow retained to supplement working capital reserves approximated $14,800 and $189,500, respectively. The Managing General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow or Sale Proceeds will be sufficient to cover budgeted expenditures and any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended September 30, 1994 were declared at $10.00 per Unit. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- - -------  --------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

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


                          FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              MANAGING GENERAL PARTNER


Date:  November 11, 1994  By: /s/     DOUGLAS CROCKER II
                              ---------------------------------------
                                      DOUGLAS CROCKER II
                             President and Chief Executive Officer


Date:  November 11, 1994  By: /s/      NORMAN M. FIELD
                              ---------------------------------------
                                       NORMAN M. FIELD
                             Vice President - Finance and Treasurer