Form 10-K
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1995-03-31
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended          December 31, 1994
                                      ---------------------------------------

                                      OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from___________________to________________

             Commission file number                      0-12537
                                   --------------------------------------------

              First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Florida                                       59-2192277
     ------------------------------                      -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
-------------------------------------------------------   ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (312) 207-0020
                                                     -------------------------
Securities registered pursuant to Section 12(b) of
the Act                                                         NONE
                                                     -------------------------
Securities registered pursuant to Section 12(g) of
the Act                                              Limited Partnership Units
                                                     -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated July 28, 1982, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated April 6, 1994, reporting the sale of the El Paso Natural Gas Building, located in El Paso, Texas, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated January 15, 1993, reporting the refinancing of the El Paso Natural Gas Building, located in El Paso, Texas, is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1. BUSINESS
------- --------

The registrant, First Capital Income Properties, Ltd. - Series VIII (the "Partnership") is a limited partnership organized in June, 1982 under the Florida Uniform Limited Partnership Act. The Partnership sold $70,000,000 in Limited Partnership Units (the "Units") to the public from August, 1982 through December, 1982, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-78064). Capitalized terms used in this report have the same meaning as those terms in this Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing commercial real estate such as shopping centers, warehouses and office buildings and, to a lesser extent, in other types of income-producing real property and investment vehicles such as mortgage loans. From January 1983 through April 1986 the Partnership made six real property investments, purchased a 50% interest in a joint venture with an Affiliated partnership which made one real property investment and purchased four mortgage loan investments. As of December 31, 1994, three of these mortgage loans have matured and have been repaid and the fourth mortgage loan was repaid in February 1995 (See Note 3 in Notes to Financial Statements for more information). In 1992, the Partnership sold five of the seven warehouses at Atlanta Gateway Park Industrial Center ("Atlanta Gateway"). During 1993, the Partnership disposed of the remaining two warehouses at Atlanta Gateway and its interest in Hairston Memorial Crossing Shopping Center. On April 6, 1994, the joint venture sold its interest in the El Paso Natural Gas Building (See Note 7 in Notes to Financial Statements for more information).

Property management services for all of the Partnership's real estate investments are provided by an Affiliate of the Managing General Partner, for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership depend upon the availability of suitable tenants and market conditions. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

The Partnership directly employs six people for on-site property maintenance and administration.

ITEM 2. PROPERTIES (a) (b)
------  ------------------

As of December 31, 1994, the Partnership owned the following four property interests, all of which were owned in fee simple.

                                                    Net Leasable        Number of
  Property Name              Location               Sq. Footage         Tenants (c)
  -------------              --------               ------------        ----------
Shopping Centers:
-----------------
Old Mill Place           San Antonio, Texas            153,018            27 (1)
Walker Springs Plaza     Knoxville, Tennessee          161,405            10 (5)

Warehouses:
-----------
Tuckerstone Commons/
  Rooker Royal I & II    Atlanta, Georgia              215,345           19 (2)

-------------------------------------

                                                          Net Leasable     Number of
     Property Name                   Location             Sq. Footage      Tenants (c)
     -------------                   --------             ------------     -----------
Office Buildings:
-----------------
Brookwood Metroplex
  Office Buildings I & II         Birmingham, Alabama     207,664           21 (1)

Notes:
------
(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 on pages 8 through 9.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property, and all improvements thereafter, over useful lives ranging from 18 years to 31.5 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate taxes for Old Mill Place, Walker Springs Plaza, Tuckerstone Commons / Rooker Royal I & II and Brookwood Metroplex Office Buildings I & II were approximately $212,600, $142,200, $67,900 and $143,900, respectively, for the year ended December 31, 1994. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table sets forth occupancy rates for the Partnership's properties as of December 31 for each of the last five years:

    Property Name      1994          1993        1992       1991         1990
    -------------      ----          ----        ----       ----         ----
    Old Mill Place      92%           96%         97%        95%          93%

    Walker Springs
      Plaza            100%           99%         99%        97%          95%

    Tuckerstone
      Commons/Rooker
      Royal I & II     100%           86%         85%        91%          81%

    Brookwood
      Metroplex Office
      Buildings I & II 100%           93%         94%        94%          98%

The following table sets forth the properties' average annual rentals per square foot for each of the last five years ended December 31 and are computed by dividing each property's base rental revenues by its average occupied square footage:

      Property Name       1994      1993      1992      1991      1990
    ------------------   ------    ------    ------    ------    ------

    Old Mill Place        $8.00     $8.12     $7.59     $8.02     $8.00

    Walker Springs
      Plaza               $5.14     $4.91     $4.68     $4.17     $4.09

    Tuckerstone
      Commons/Rooker
      Royal I & II        $3.16     $3.17     $3.40     $3.20     $3.26

    Brookwood
      Metroplex Office
      Buildings I & II   $10.29     $9.95     $9.63     $9.59     $9.61

The following table summarizes the principal provisions of the leases for the major tenants which occupy more than ten percent of the rentable square footage at each of the Partnership's properties:

                                                                     Percentage
                                                                       of Net      Renewal
                                                                      Leasable     Options
                                    Partnership's    Expiration        Square      (Renewal
                                       Share of        Date of         Footage     Options/
                                    Rent for 1995       Lease         Occupied      Years)
                                    -------------    ------------    ----------    --------
    Old Mill Place
    --------------
    Kroger                           $   280,600        8/31/00          28%         6 / 5
      (grocery store)

    Walker Springs Plaza
    --------------------
    Stein Mart                       $   195,000        2/28/99          24%         1 / 5
      (department store)
    Kroger                           $   114,700        3/31/98          22%         1 / 5
      (grocery store)
    Big Lots                         $   120,000        4/30/98          16%          None
      (discount department store)
    Steinberg's                      $   108,900        3/31/97          11%         1 / 5
      (appliance store)
    Revco D. S., Inc.                $    41,000        3/31/98          10%         2 / 5
      (drugstore)

    Tuckerstone Commons /
      Rooker Royal I & II
    ---------------------
    Tucker Technology                $    93,000        8/31/97          12%          None
      (Tool and dye manufacturer)
    Glen Harp & Sons, Inc.           $    56,500        12/31/97         11%          None
      (Semi-trailer coverings)

                                                                     Percentage
                                                                       of Net      Renewal
                                                                      Leasable     Options
                                    Partnership's    Expiration        Square      (Renewal
                                       Share of        Date of         Footage     Options/
                                    Rent for 1995       Lease         Occupied      Years)
                                    -------------    ------------    ----------    --------
    Brookwood Metroplex
    Office Building I & II
    ----------------------
    Vulcan Materials Co.
     (construction material and
      chemical manufacturer)         $ 1,244,100        12/31/98         62%          None

The following table sets forth lease expirations (assuming no lease renewals) for the Partnership's properties through the year ended December 31, 2004:

                                                Base Rents       % of Total
                  Number of                     in Year of       Base Rents
       Year       Tenants      Square Feet    Expiration (a)    Collected (b)
    ----------    ---------    -----------    --------------    ------------

       1995          17           62,004        $   208,800         4.58%
       1996          17           78,755        $   329,400         7.89%
       1997          13          118,586        $   317,300         9.02%
       1998          14          255,168        $ 1,523,100        53.66%
       1999           7           97,409        $   125,000        13.99%
       2000           2           44,242        $   217,200        32.36%
       2001           2           16,620        $    10,100         2.52%
       2002           1            2,500        $    23,300         6.33%
       2003           1            3,465        $    27,700         8.75%
       2004           1            8,352        $    33,600        15.13%

    (a) Represents Partnership's portion of rents to be received, through the date of expiration, on expiring leases each year.

    (b) Represents the rents to be received on expiring leases as a percentage of the total base rents expected to be collected for each year.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties are not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1994. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1994.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1995, there were 7,466 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -------------------------------------------------------------
                             1994        1993         1992         1991        1990
---------------------------------------------------------------------------------------
Total revenues            $ 6,948,200 $ 9,462,300  $ 9,729,500  $ 9,781,700 $ 9,902,900
Net income (loss)         $19,957,100 $  (517,900) $  (751,800) $   883,400 $ 1,024,100
Net income (loss)
 allocated to Limited
 Partners                 $19,423,400 $  (778,900) $  (907,000) $   688,900 $   701,000
Net income (loss)
 allocated to Limited
 Partners per Unit
 (70,000 Units issued
 and outstanding)         $    277.48 $    (11.13) $    (12.96) $      9.84 $     10.01
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $31,547,600 $56,374,800  $63,912,500  $71,486,900 $73,579,800
Investment in mortgage
 loan receivable (net of
 unearned discount)       $ 1,064,000 $ 1,064,000  $ 1,064,000  $ 1,063,300 $ 1,061,800
Number of real property
 interests owned at
 December 31                        4           5            7            7           7
Total assets              $41,343,100 $68,570,400  $73,171,600  $78,041,900 $78,287,800
Mortgage loans payable           None $28,611,600  $29,803,400  $32,319,700 $31,503,700
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 3,380,200 $ 3,248,600  $ 3,520,600  $ 3,132,400 $ 3,231,200
Distributions to Limited
 Partners per Unit
 (70,000 Units issued
 and outstanding) (b)     $    255.00 $     36.78  $     22.50  $     25.00 $     45.00
Return of Capital to
 Limited Partners per
 Unit (70,000 Units
 issued and outstanding)
 (c)                             None $     36.78  $     22.50  $     15.16 $     34.99
---------------------------------------------------------------------------------------

Reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities:

                                     For the Years Ended December 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
-------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $3,380,200  $3,248,600  $3,520,600  $3,132,400  $3,231,200
Items of reconciliation:
 Principal payments on
  mortgage loans payable     233,100     903,500     123,100     233,700     254,200
 Amortization of
  discount on mortgage
  loans receivable                                      (700)     (1,500)     (2,200)
 Changes in assets and
  liabilities:
  Decrease (increase) in
   current assets             39,700     234,100     (24,500)     (7,300)     64,100
  (Decrease) increase in
   current liabilities      (205,200)   (380,200)    179,200     361,600      99,100
-------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $3,447,800  $4,006,000  $3,797,700  $3,718,900  $3,646,400
-------------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as all revenues from operations (excluding tenant deposits, proceeds from the sale of any Partnership properties and proceeds from the refinancing of any Partnership indebtedness), minus all expenses (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses, capital expenditures and the General Partners' Partnership Management Fee.
(b) Distributions to Limited Partners per Unit included Sale Proceeds of approximately $215.00 for the $70.00 and $186.50, for the years ended December 31, 1992 and 1990, respectively.year ended December 31, 1994.
(c) To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 to A-6 and the supplemental schedule on pages A-7 and A-8 in this report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on August 9, 1982, and began operations on September 2, 1982, after reaching the required minimum subscription level. In December 1982, the Offering was terminated upon the sale of 70,000 Units. The Partnership made seven real property investments between March 1983 and October 1984 (including one 50% joint venture interest) and invested in four mortgage loans in April 1986. As of December 31, 1994, three of these mortgage loans have matured and have been repaid and the fourth mortgage loan was repaid in February 1995 (see Note 3 in Notes to Financial Statements for more information). In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle with the sale of five of the seven warehouses at Atlanta Gateway Park Industrial Center ("Atlanta Gateway"). During 1993, the Partnership disposed of the remaining two warehouses at Atlanta Gateway and its interest in Hairston Memorial Crossing Shopping Center ("Hairston"). On April 6, 1994, the joint venture sold its interest in the El Paso Natural Gas Building ("El Paso") (see Note 7 in Notes to Financial Statements for more information).

OPERATIONS
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. The statements of cash flows presented in the financial statements represent a reconciliation of the changes in cash balances. To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow, as defined by the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on capital investment.

                                               Comparative Cash Flow Results
                                             For the Years Ended December 31,
                                            -----------------------------------
                                               1994        1993        1992
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the
 Partnership Agreement)                     $ 3,380,200 $ 3,248,600 $ 3,520,600
Average Capital Investment                  $61,220,800 $70,000,000 $70,000,000
Return on average Capital Investment (Cash
 Flow/ average Capital Investment)                5.52%       4.64%       5.03%
-------------------------------------------------------------------------------

During the disposition phase of the Partnership's life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, interest expense, property operating expenses, real estate tax, insurance and repairs and maintenance expenses are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, mortgage debt repayments or making capital improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow.

Cash Flow results for the year ended December 31, 1994 increased approximately $131,600 when compared to the year ended December 31, 1993. This increase was due to: 1) increased Cash Flow results at Brookwood Metroplex Office Building I & II ("Brookwood"), Walker Springs Plaza Shopping Center ("Walker Springs") and Tuckerstone Commons / Rooker Royal I & II Warehouses ("Rooker") of approximately $394,200, $73,200 and $40,700, respectively; 2) increased interest income earned on short-term investments of approximately $257,300 due to an increase in funds available for such investments as a result of the sale of El Paso as well as an increase in the interest rate earned on these types of investments; 3) decreased general and administrative expenses of approximately $58,400 primarily due to lower professional service costs and printing and mailing expenses and 4) the absence of the 1993 Cash Flow deficit of approximately $45,000 generated at Hairston. Partially offsetting the increase in Cash Flow results was: 1) decreased Cash Flow results at El Paso and Old Mill Place Shopping Center ("Old Mill") of approximately $714,800 and $12,300, respectively; 2) a decrease in income earned on the mortgage loan investment of approximately $21,800 and 3) the absence of 1993 Cash Flow results of approximately $21,100 generated at Atlanta Gateway.

Cash Flow results for the year ended December 31, 1993 decreased approximately $272,000 when compared to the year ended December 31, 1992. This decrease was due to: 1) decreased Cash Flow results at El Paso and Atlanta Gateway of approximately $755,300 and $11,200, respectively; 2) increased general and administrative expenses of approximately $45,700 primarily due to higher printing and mailing costs in 1993 and 3) a decrease in income earned on the mortgage loan investment of approximately $14,000. Partially offsetting the decrease in Cash Flow results was: 1) increased Cash Flow results at Old Mill, Brookwood, Walker Springs, Hairston and Rooker of approximately $240,300, $74,400, $61,000, $55,200 and $5,800, respectively and 2) increased interest income earned on short-term investments of approximately $138,700 due to an increase in funds available for such investments.

The impact of decreased debt service payments on the Partnership's mortgage loans was a primary factor contributing to Cash Flow results for the years under comparison. Debt service payments in 1994 decreased approximately $2,390,900 when compared to 1993 due to: 1) decreased debt service payments of approximately $1,928,800 on the mortgage loan collateralized by El Paso as a result of the sale of the property in 1994; 2) decreased debt service payments of approximately $195,500 on the mortgage loan collateralized by Hairston as a result of the disposition of the property in 1993; 3) a decrease in interest expense of approximately $166,900 as a result of the repayment of the mortgage loan collateralized by Brookwood in October 1994 and 4) a decrease in interest expense of approximately $77,700 and $22,000 at Old Mill and Rooker, respectively, as a result of the repayment in April 1993 of the mortgage loan collateralized by these two properties. Debt service payments increased in 1993 when compared to 1992 due primarily to an increase of approximately $927,700 in debt service payments resulting from obtaining the new loan collateralized by El Paso in January 1993. Partially offsetting the overall increase in 1993 debt service payments was: 1) decreased interest expense at Old Mill and Rooker of approximately $222,800 and $63,100, respectively, as a result of the 1993 principal repayment previously discussed; 2) decreased debt service payments of approximately $209,500 at Hairston as a result of its disposition as previously discussed and 3) a decrease in interest expense of approximately $206,300 as a result of the disposition in February 1993 of the two remaining warehouses at Atlanta Gateway.

Rental revenues at Brookwood for the years ended December 31, 1994, 1993 and 1992 were approximately $2,195,300, $1,875,900 and $1,883,500, respectively.
The changes in rental revenues for the years under comparison were due to changes in the average annual occupancy rates from 93% in 1992 to 89% in 1993 to 98% in 1994. Partially offsetting the increase in Cash Flow results in 1994 when compared to 1993 was an increase in property operating expenses of approximately $41,500, primarily due to an increase in management fees as a result of the increase in rental revenues, which are calculated based on a percentage of gross rents received by the property, and an increase in real estate taxes of approximately $39,700, due to the fact that 1993 included refunds resulting from the favorable outcome of the Partnership's protest of real estate tax increases relating to the tax years 1991 and 1992. Partially offsetting the decrease in Cash Flow results in 1993 when compared to 1992 was a decrease in property operating expenses of approximately $34,900 due to a decrease in management fees and a decrease in real estate taxes of approximately $52,500 due to the favorable outcome of the Partnership's protest as previously discussed.

Rental revenues at Walker Springs for the years ended December 31, 1994, 1993 and 1992 were approximately $1,083,000, $1,026,500 and $905,600, respectively. The increases in rental revenues during the years under comparison were primarily due to the steady increase in average base rental rates charged to new and renewing tenants as well as increased tenant reimbursements for real estate taxes. A contributing factor to the changes in Cash Flow results for 1993 and 1994 was real estate taxes at Walker Springs. In 1993, real estate taxes increased approximately $57,400 when compared to 1992 due to the annexation of the property by the city of Knoxville during 1991, which now subjects the property to city taxes as well as county taxes, and an increase in the assessed valuation of the property in 1993. The Managing General Partner paid the 1993 taxes under protest as taxes were appealed. As a result of this appeal, the assessed valuation of the property was reduced. The 1994 real estate tax expense for this property decreased approximately $45,900 when compared to 1993, which reflects the decrease in the assessed value

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) and includes the receipt of a refund of approximately $17,500 for 1993 taxes. The Partnership also received approximately $18,600 in early 1995 as an additional refund of 1993 taxes. In addition, partially offsetting the increase in Cash Flow results in 1994 was an increase in property operating expenses of approximately $25,500 primarily due to increases in professional service costs.

Rental revenues at Rooker for the years ended December 31, 1994, 1993 and 1992 were approximately $645,900, $657,100 and $681,400, respectively. The decrease in rental revenues in 1994 when compared to 1993 was primarily due to the recovery in 1993 of a tenant receivable previously written off in 1992. The decrease in rental revenues in 1993 when compared to 1992 was due to the loss of two major tenants at the property during the third quarter of 1993. Contributing to the increase in Cash Flow results in 1994 when compared to 1993 was a decrease in property operating expenses of approximately $14,200 primarily due to a decrease in professional service costs. Contributing to the decrease in Cash Flow results in 1993 when compared to 1992 was an increase in property operating expenses of approximately $14,200 primarily due to an increase in professional service costs.

Rental revenues at Old Mill for the years ended December 31, 1994, 1993 and 1992 were approximately $1,303,200, $1,392,100 and $1,389,800, respectively.
The decrease in rental revenues in 1994 when compared to 1993 was primarily due to a decrease in the average annual occupancy rate from 97% in 1993 to 92% in 1994 and an adjustment in 1993 of previously billed 1991 and 1992 tenant real estate tax reimbursements which were underestimated. Partially offsetting the decrease in 1994 rental revenues was a decrease of approximately $49,000 in write-offs of tenant receivables deemed uncollectible. The increase in rental revenues for 1993 when compared to 1992 was due to an increase in the average occupancy rate from 96% in 1992 to 97% in 1993 as well as an increase in the average base rental rate charged to new and renewing tenants.

Rental revenues at El Paso for the years ended December 31, 1994, 1993 and 1992 were approximately $1,003,400, $3,688,100 and $3,512,500, respectively. The decrease in rental revenue in 1994 when compared to 1993 was due to the sale of the property, as previously discussed. The increase in rental revenue for 1993 when compared to 1992 was due to the annual 5% rent increase charged to the sole tenant as allowed under the net lease agreement.

Rental revenues at Hairston for the years ended December 31, 1993 and 1992 were approximately $315,700 and $599,500, respectively. The decrease in rental revenues from 1992 to 1993 was due to the disposition of the property in August 1993, as previously discussed.

Rental revenues at Atlanta Gateway for the years ended December 31, 1993 and 1992 were approximately $27,000 and $392,900, respectively. The decrease in rental revenues for the years under comparison was due to the sale in 1992 of five of the seven warehouses comprising Atlanta Gateway and the disposition of the final two warehouses in February 1993, as previously discussed.

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

The rate of inflation has remained relatively stable and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for: (1) annual rent increases and (2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position as of December 31, 1994 when compared to December 31, 1993 resulted primarily from the distributions paid to Partners, the repayment of the mortgage loan collateralized by Brookwood and the payments for capital and tenant improvements exceeding the receipt of net proceeds from the sale of El Paso and net cash provided by operating activities. The liquid assets of the Partnership as of December 31, 1994 were comprised of amounts held for working capital purposes and undistributed Cash Flow.

Net cash provided by operating activities decreased from $4,006,000 for the year ended December 31, 1993 to $3,447,800 for the year ended December 31, 1994. This decrease was primarily due to the effects of the sale and dispositions of El Paso, Hairston and Atlanta Gateway and, to a lesser extent, the timing of the collection of rental revenues. The decrease was partially offset by the increase in Cash Flow results, as previously discussed, as well as the timing of the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from ($301,500) for the year ended December 31, 1993 to $42,840,500 for the year ended December 31, 1994. This change was primarily due to the receipt of proceeds from the sale of El Paso along with the maturity of the restricted certificate of deposit established in connection with the El Paso refinancing completed in 1993.

On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in El Paso, located in El Paso, Texas, for a sale price of $88,450,000. The Partnership's share of Sale Proceeds was approximately $20,974,800 net of selling expenses, including a mortgage prepayment penalty, and the payoff of the mortgage loan collateralized by the property. The Partnership distributed $15,050,000 of these proceeds to the Limited Partners in May 1994. The remaining proceeds were retained by the Partnership and added to working capital. A portion of these proceeds were utilized in October 1994 to repay the Partnership's last remaining mortgage loan which was collateralized by Brookwood.

During the year ended December 31, 1994, the Partnership spent approximately $567,500 for capital and tenant improvements and has budgeted to spend approximately $550,000 during 1995. Of this budgeted amount approximately $175,000, $175,000, $150,000 and $50,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Old Mill, Brookwood, Walker Springs and Rooker, respectively. The Managing General Partner believes these improvements will be necessary to secure new tenants and to maintain occupancy levels as existing tenant leases expire.

Net cash used for financing activities increased from $363,000 for the year ended December 31, 1993 to $48,103,500 for the year ended December 31, 1994. This increase was primarily due to the payoff of the mortgage loan collateralized by El Paso, including a prepayment penalty, increased distributions to Partners in 1994, including Sale Proceeds, and the repayment in October 1994 of the mortgage loan collateralized by Brookwood. The 1993 results included the net proceeds and a deposit refund received on the refinancing of El Paso reduced by loan acquisition costs and a prepayment penalty relating to the previous loan and the repayment of the mortgage loan collateralized by Old Mill and Rooker.

On October 3, 1994 the Partnership repaid the $7,000,000 mortgage loan collateralized by Brookwood, along with a prepayment penalty of $210,000. This payment was funded from a portion of the Partnership's share of the proceeds received from the sale of El Paso, as discussed above.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain a significant level of cash reserves for the Partnership. The cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's remaining properties during the next several years. As a result of these concerns, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves and has also retained a portion of the Sale and Refinancing Proceeds discussed in previous paragraphs. For the year ended December 31, 1994, Cash Flow retained to supplement working capital reserves approximated $269,100. The Managing General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow or Sale Proceeds will be sufficient to cover budgeted expenditures and any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended December 31, 1994 were made at an annualized rate of 4.57% of average Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

On February 24, 1995, the Partnership received approximately $1,060,300, including approximately $16,300 in accrued interest from January 1, 1995 and a $20,000 forgiveness of principal, in full satisfaction of the mortgage loan receivable. The maturity date of this mortgage loan investment, which was June 1, 1993, had been extended until January 31, 1995.

On March 22, 1995, the Partnership entered into an agreement to sell Rooker, located in Atlanta, Georgia, for a sale price of $5,300,000. The closing of this transaction, expected to take place in the second quarter of 1995, is subject to the satisfaction of certain conditions and contingencies and may or may not be consummated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) DIRECTORS
    ---------

    The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 30, 1995, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in May, 1995.

           Name                                               Office
           ----                                               ------

    Samuel Zell.......................................  Chairman of the Board
    Douglas Crocker II................................  Director
    Sheli Z. Rosenberg................................  Director
    Sanford Shkolnik..................................  Director

    Samuel Zell, 53, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985); and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., and is a trustee and beneficiary of a general partner of Equity Holding Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Itel Corporation, Broadway Stores, Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Jacor Communications, Inc., Sealy Corporation and The Vigoro Corporation, Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

    Douglas Crocker II, 54, has been President and Chief Executive Officer since December, 1992 and a Director since January, 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November, 1992. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic.

    Sheli Z. Rosenberg, 53, was President and Chief Executive Officer of the Managing General Partner from December, 1990 to December, 1992 and has been a Director of the Managing General Partner since September, 1983; was Executive Vice President and General Counsel for EFMC from October, 1980 to November, 1994; has been President and Chief Executive Officer of EFMC and Equity Group Investments, Inc. since November, 1994; has been a Director of Great American since June, 1984 and is a director of various subsidiaries of Great American. She is also a director of Itel Corporation, Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc. and The Vigoro Corporation. She was Chairman of the Board from January, 1994 to September, 1994; and has been Co-Chairman of the Board since September, 1994 of CFI Industries, Inc., She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is Chairman of the Board of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

(a) DIRECTORS
    ---------

    bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995.

    Sanford Shkolnik, 56, has been a Director of the Managing General Partner since December, 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is General Partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center company. He is also a director of Broadway Stores, Inc.

(b, c & e) EXECUTIVE OFFICERS
           ------------------

    The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 30, 1995 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                         Office
           ----                                         ------

    Douglas Crocker II.......................President and Chief Executive
                                             Officer
    Arthur A. Greenberg......................Senior Vice President
    Norman M. Field..........................Vice President - Finance and
                                             Treasurer

    PRESIDENT AND CEO - See Table of Directors above.

    Arthur A. Greenberg, 53, has been Senior Vice President of the Managing General Partner since August, 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December, 1986 to March, 1995. Mr. Greenberg also is a Director and Executive Vice President/Treasurer of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co., The Vigoro Corporation, and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

    Norman M. Field, 46, has been Vice President and Treasurer of the Managing General Partner since February, 1984, and also served as Vice President and Treasurer of Great American from July, 1983 until March, 1995. Mr. Field has been treasurer of Benefit Administrators since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995. He has also been Chief Financial Officer of Equality Specialties, Inc., a subsidiary of Great American, since August, 1994.

(d) FAMILY RELATIONSHIPS
    --------------------

    There are no family relationships among any of the foregoing officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
    ----------------------------------------

    There are no involvements in certain legal proceedings among any of the foregoing officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1994. However, Affiliates of the Managing General Partner do compensate its directors and officers.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1995 no person owned of record or was known by the Partnership to own beneficially more than five percent of the Partnership's 70,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1995 the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, did not own any Units.

(c)  None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing, and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing, and leasing related services for a particular property. In the event the Partnership leases properties on a long-term net basis (10 years or more), the maximum property management fee from such leases shall be 1% of the gross revenues from such properties, except that the Partnership may also pay the General Partners or their Affiliates a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original term of lease. For the year ended December 31, 1994, these Affiliates were entitled to leasing, property management and supervisory fees of approximately $303,600. In addition, other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of approximately $111,800 for insurance, personnel, and mortgage servicing fees. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, a total of approximately $77,500 was due to Affiliates as of December 31, 1994.

In addition, as of December 31, 1994, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the buildings comprising a portion of Atlanta Gateway. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

--------  -----------------------------------------------------------

Partners' Partnership Management Fee, or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale or disposition of a Partnership property shall be allocated first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners or 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. Net Losses from the sale or disposition of Partnership property (including provisions for value impairment) shall be allocated: first, to the extent that the balances in the General Partners' and the Unit Holders' capital accounts exceed their Capital Investment (the "Excess Balances") pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and Unit Holders pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Unit Holders 1% to the General Partners. In all events, there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1994 the General Partners were allocated distributable Cash Flow and, accordingly, Net Profits from operations of approximately $311,100, Net Profits from the sale of a Partnership property of approximately $236,100 and an extraordinary loss on early extinguishment of debt of approximately $13,500.

Revco D. S., Inc. ("Revco"), a drug store company, which is 20% owned by Zell Chilmark Fund L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at Walker Springs Plaza.
During the year ended December 31, 1994 Revco paid approximately $60,800 in rent to the Partnership.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December, 1990 to December, 1992 and a Director of the Managing General Partner since September, 1983, is the Chairman of the Board of this firm. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER


Dated:  March 30, 1995       By:  /s/           DOUGLAS CROCKER II
       ----------------           ----------------------------------------------
                                                DOUGLAS CROCKER II
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    SAMUEL ZELL          March 30, 1995   Chairman of the Board and Director
--------------------------  --------------   of the Managing General Partner
       SAMUEL ZELL


/s/ DOUGLAS CROCKER II      March 30, 1995   President, Chief Executive Officer
--------------------------  --------------   and Director of the Managing
    DOUGLAS CROCKER II                       General Partner


/s/ SHELI Z. ROSENBERG      March 30, 1995   Director of the Managing General
--------------------------  --------------   Partner
    SHELI Z. ROSENBERG


/s/ SANFORD SHKOLNIK        March 30, 1995   Director of the Managing General
--------------------------  --------------   Partner
    SANFORD SHKOLNIK


/s/  NORMAN M. FIELD        March 30, 1995   Vice President - Finance and
--------------------------  --------------   Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                               Pages

Report of Independent Certified Public Accountants              A-2

Balance Sheets at December 31, 1994 and 1993                    A-3

Statements of Partners' Capital for the Years
  Ended December 31, 1994, 1993, and 1992                       A-3

Statements of Income and Expenses for the Years
  Ended December 31, 1994, 1993, and 1992                       A-4

Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993, and 1992                             A-4

Notes to Financial Statements                                A-5 to A-6

                     SCHEDULE FILED AS PART OF THIS REPORT

III  -  Real Estate and Accumulated Depreciation
        as of December 31, 1994                             A-7 and A-8

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto, or in other schedules.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-30 of the Partnership's definitive Prospectus dated July 28, 1982; Registration Statement No. 2-78064, filed pursuant to Rule 424 (b), incorporated herein by reference.

EXHIBIT (10)  Material Contracts

(a) Real Estate Sale Agreements for the sale of the Partnership's investment in the El Paso Natural Gas Building filed as an exhibit to the Partnership's Report on Form 8-K dated April 6, 1994 is incorporated herein by reference.

(b) Loan Agreement for the refinancing of the Partnership's investment in the El Paso Natural Gas Building filed as an exhibit to the Partnership's Report on Form 8-K dated January 15, 1993 is incorporated herein by reference.

(c) Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's most significant properties, filed as an exhibit to the Partnership's Report on Form 10-K dated December 31, 1992 are incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1993 Annual Report to Holders of Units is being sent under separate cover, not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Partners
First Capital Income Properties, Ltd. - Series VIII
Chicago, Illinois


We have audited the balance sheets of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1994 and 1993, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles. We have also audited Schedule III of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                  Grant Thornton LLP


Chicago, Illinois
February 20, 1995
except for Note 8,
as to which the
date is March 22, 1995

BALANCE SHEETS
December 31, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                       1994          1993
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $  7,260,400  $  8,209,700
 Buildings and improvements                          36,197,000    66,301,200
------------------------------------------------------------------------------
                                                     43,457,400    74,510,900
 Accumulated depreciation and amortization          (11,909,800)  (18,136,100)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      31,547,600    56,374,800
Investment in mortgage loan receivable                1,064,000     1,064,000
------------------------------------------------------------------------------
                                                     32,611,600    57,438,800
Cash and cash equivalents                             8,356,100    10,171,300
Restricted certificate of deposit                                      75,000
Rents receivable                                        259,700       291,100
Escrow deposits                                                        65,300
Other assets (net of accumulated amortization on
 loan acquisition costs of $104,500 and $97,500,
 respectively)                                          115,700       528,900
------------------------------------------------------------------------------
                                                    $41,343,100  $ 68,570,400
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                                          $ 28,611,600
 Accounts payable and accrued expenses             $    237,900       312,500
 Due to Affiliates                                      115,200        86,500
 Security deposits                                      110,800        99,600
 Distributions payable                                  777,800       995,500
 Other liabilities                                        4,900       164,200
------------------------------------------------------------------------------
                                                      1,246,600    30,269,900
------------------------------------------------------------------------------
Partners' capital (deficit):
 General Partners                                       178,000       (44,600)
 Limited Partners (70,000 Units authorized, issued
  and outstanding)                                   39,918,500    38,345,100
------------------------------------------------------------------------------
                                                     40,096,500    38,300,500
------------------------------------------------------------------------------
                                                   $ 41,343,100  $ 68,570,400
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners     Partners       Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1992      $     300  $ 44,180,600  $ 44,180,900
Net income (loss) for the year ended
 December 31, 1992                        155,200      (907,000)     (751,800)
Distributions for the year ended
 December 31, 1992                       (175,000)   (1,575,000)   (1,750,000)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1992                        (19,500)   41,698,600    41,679,100
Net income (loss) for the year ended
 December 31, 1993                        261,000      (778,900)     (517,900)
Distributions for the year ended
 December 31, 1993                       (286,100)   (2,574,600)   (2,860,700)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                        (44,600)   38,345,100    38,300,500
Net income for the year ended December
 31, 1994                                 533,700    19,423,400    19,957,100
Distributions for the year ended
 December 31, 1994                       (311,100)  (17,850,000)  (18,161,100)
------------------------------------------------------------------------------
Partners' capital, December 31, 1994    $ 178,000  $ 39,918,500  $ 40,096,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1994         1993         1992
--------------------------------------------------------------------------------
Income:
 Rental                                    $ 6,232,700  $ 8,982,300  $9,374,200
 Interest on short-term investments            599,000      341,700     203,000
 Interest on mortgage loan receivable          116,500      138,300     152,300
--------------------------------------------------------------------------------
                                             6,948,200    9,462,300   9,729,500
--------------------------------------------------------------------------------
Expenses:
 Interest                                      969,000    2,689,600   3,243,900
 Depreciation and amortization               1,461,500    2,160,700   2,415,000
 Real estate taxes and insurance               645,400      702,200     849,400
 Repairs and maintenance                       535,500      560,000     561,600
 Property operating                            987,000    1,102,000   1,220,200
 General and administrative                    198,000      256,400     210,700
--------------------------------------------------------------------------------
                                             4,796,400    7,470,900   8,500,800
--------------------------------------------------------------------------------
Income before gain (loss) on sale or
 disposition of property, provisions for
 value impairment and extraordinary
 (loss) on early extinguishments of debt     2,151,800    1,991,400   1,228,700
Gain (loss) on sale or disposition of
 property                                   18,929,600   (1,969,200) (1,049,300)
Provisions for value impairment                                        (931,200)
--------------------------------------------------------------------------------
Net income (loss) before extraordinary
 (loss) on early extinguishments of debt    21,081,400       22,200    (751,800)
Extraordinary (loss) on early
 extinguishments of debt                    (1,124,300)    (540,100)
--------------------------------------------------------------------------------
Net income (loss)                          $19,957,100  $  (517,900) $ (751,800)
--------------------------------------------------------------------------------
Net income allocated to General Partners   $   533,700  $   261,000  $  155,200
--------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                  $19,423,400  $  (778,900) $ (907,000)
--------------------------------------------------------------------------------
Net income (loss) before extraordinary
 (loss) on early extinguishments of debt
 allocated to Limited Partners per Unit
 (70,000 Units authorized, issued and
 outstanding)                              $    293.35  $     (3.49) $   (12.96)
--------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (70,000 Units
 authorized, issued and outstanding)       $    277.48  $    (11.13) $   (12.96)
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                              1994         1993         1992
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                         $19,957,100  $  (517,900) $ (751,800)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Depreciation and amortization               1,461,500    2,160,700   2,415,000
 Amortization of discount on mortgage
  loan receivable                                                          (700)
 (Gain) loss on sale or disposition of
  property                                 (18,929,600)   1,969,200   1,049,300
 Provisions for value impairment                                        931,200
 Extraordinary loss on early
  extinguishments of debt                    1,124,300      540,100
 Changes in assets and liabilities:
  Decrease in rents receivable                  31,400      111,300      43,800
  Decrease (increase) in other assets            8,300      122,800     (68,300)
  (Decrease) increase in accounts payable
   and accrued expenses                        (74,600)    (509,900)    184,100
  Increase in due to Affiliates                 28,700        4,700       1,700
  (Decrease) increase in other
   liabilities                                (159,300)     125,000      (6,600)
--------------------------------------------------------------------------------
   Net cash provided by operating
    activities                               3,447,800    4,006,000   3,797,700
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                                (567,500)    (500,600)   (220,300)
 Decrease (increase) in escrow deposits         65,300      287,700    (175,200)
 Proceeds from the sale of property         43,267,700                3,511,800
 Costs incurred on sale and disposition
  of properties                                             (13,600)
 Maturity of (investment in) restricted
  certificate of deposit                        75,000      (75,000)
--------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                    42,840,500     (301,500)  3,116,300
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from the issuance of mortgage
  loan payable                                           22,500,000
 Principal payments on mortgage loans
  payable                                  (28,611,600) (19,821,600) (2,516,300)
 Distributions paid to Partners            (18,378,800)  (2,303,200) (1,798,100)
 Payment of loan acquisition costs                         (397,900)    (81,300)
 Increase (decrease) in security deposits       11,200      (25,200)    (21,000)
 Refund of (deposit on) loan commitment                     225,000    (225,000)
 Prepayment cost on mortgage loans
  payable                                   (1,124,300)    (540,100)
--------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                             (48,103,500)    (363,000) (4,641,700)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                (1,815,200)   3,341,500   2,272,300
Cash and cash equivalents at the
 beginning of the year                      10,171,300    6,829,800   4,557,500
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                  $ 8,356,100  $10,171,300  $6,829,800
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year             $ 1,025,900  $ 2,766,900  $3,272,300
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ORGANIZATION:
The Partnership was formed on June 3, 1982, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on August 9, 1982. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 60,000 Units (with the Managing General Partner's option to increase the Offering to 70,000 Units) and not less than 1,250 Units. On September 2, 1982, the required minimum subscription level was reached and the Partnership's operations commenced. The Managing General Partner exercised its option to increase the Offering to 70,000 Units, which amount was sold prior to the Termination of the Offering on December 23, 1982. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate and, to a lesser extent, in other types of investment vehicles such as mortgage loans.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2013. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements include the Partnership's 50% interest in a joint venture which owned the El Paso Natural Gas Building ("El Paso"), prior to its sale on April 6, 1994. The joint venture was operated under the control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Rental guarantees from the sellers of properties are treated as a reduction of the purchase price of the property for accounting purposes and are not treated as Cash Flow for Partnership distribution purposes. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated using the straight-line method over the estimated useful lives of the improvements.

Loan acquisition costs are amortized over the period of the note issued under first mortgage loans made in connection with the acquisitions of Partnership's properties. When a property is sold or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

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

The discount on the mortgage loan receivable was amortized over the original life of the loan. The mortgage loan is recorded at face value net of the unearned discount.

Restricted certificate of deposit represented funds reserved from the loan proceeds received in connection with the refinancing of El Paso, which funds were placed in an interest-bearing investment. Under the terms of the loan agreement this amount could have been used for future loan servicing costs.

Certain reclassifications have been made to the previously reported 1992 statements in order to provide comparability with the 1993 and 1994 statements. These reclassifications have no effect on income or Partners' capital.

2. RELATED PARTY TRANSACTIONS:

Subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee, or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale or disposition of a Partnership property shall be allocated first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners or 1% of such Net Profits; and third, the balance, if any to the Unit Holders. Net Losses from the sale or disposition of Partnership property (including provisions for value impairment) shall be allocated: first, to the extent that the balances in the General Partners' and the Unit Holders' capital accounts exceed their Capital Investment (the "Excess Balances") pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and Unit Holders pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Unit Holders 1% to the General Partners. In all events, there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1994 the General Partners were allocated distributable Cash Flow and, accordingly, Net Profits from operations of approximately $311,100, Net Profits from the sale of a Partnership property of approximately $236,100 and an extraordinary loss on early extinguishment of debt of approximately $13,500. For the year ended December 31, 1993, the General Partners were allocated distributable Cash Flow and, accordingly, Net Profits from operations of approximately $286,100, a Net Loss on the sale and disposition of Partnership properties of approximately $19,700 and an extraordinary loss of approximately $5,400 on an early extinguishment of debt. For the year ended December 31, 1992, the General Partners were allocated Cash Flow and, accordingly, Net Profits from operations of approximately $175,000, a Net Loss on the sale of a Partnership property of approximately $10,500 and a Net Loss from a provision for value impairment of $9,300.

Fees and reimbursements paid and payable by the Partnership to Affiliates are as follows:

                                   For the years ended December 31,
                         ----------------------------------------------------
                                1994              1993           1992(a)
                         ------------------ ---------------- ----------------
                           Paid    Payable    Paid   Payable   Paid   Payable
-----------------------------------------------------------------------------
Property management and
 leasing fees            $ 273,100 $ 72,500 $339,100 $42,000 $386,600 $38,500
Real estate commission
 (b)                          None   37,700     None  37,700     None  37,700
Reimbursements of
 property insurance
 premiums, at cost          75,900     None   80,200    None  141,800     100
Reimbursements of
 expenses at cost:
 (1) Accounting             23,700    2,800   20,800   2,800   23,500   3,800
 (2) Investor
  communication             10,100    1,100   10,000   2,100    9,900   1,500
 (3) Legal                 112,500     None  110,000   1,200   99,200    None
 (4) Mortgage servicing      2,700    1,100    2,000     700    1,700     200
-----------------------------------------------------------------------------
                         $ 498,000 $115,200 $562,100 $86,500 $662,700 $81,800
-----------------------------------------------------------------------------

(a) Certain property management reimbursements and other expense reimbursements previously reported in 1992 have been excluded from the above table and amounts previously included in 1992 in due to Affiliates have been reclassified to accounts payable and accrued expenses in order to provide comparability to the fees presented for 1994 and 1993.
(b) As of December 31, 1994, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the buildings comprising the Atlanta Gateway Park Industrial Center ("Atlanta Gateway"). These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the Managing General Partner for fees ranging from 1% to 6% of gross rents received from the properties.

Revco D. S., Inc. ("Revco"), a drug store company, of which a 20% ownership interest was acquired by Zell Chilmark Fund L.P., an Affiliate of the Managing General Partner, on June 1, 1992, is obligated to the Partnership under a lease of office space at Walker Springs Plaza. During the years ended December 31, 1994 and 1993 Revco paid approximately $60,800 and $52,700, respectively, in rent to the Partnership. For the period June 1, 1992 to December 31, 1992, Revco paid approximately $31,600 in rent to the Partnership.

3. INVESTMENT IN MORTGAGE LOAN RECEIVABLE:

On April 30, 1986, the Partnership acquired a first mortgage loan with an aggregate outstanding principal balance of $1,064,000. The loan was purchased at a discount of $50,700, which amount was amortized over the life of the note. The real property mortgaged by this note is held as collateral under the loan agreement. In addition, payment of the mortgage loan is guaranteed by the original holder of the loan if the borrower were to be declared in default by the Partnership. As of December 31, 1993 and 1994, the loan balance remained at $1,064,000, earning interest income at a rate of 10%. Periodic payments of approximately $26,600 are received quarterly. The maturity date of this mortgage loan investment, which was June 1, 1993, was extended until December 31, 1994 and then again to January 31, 1995. All unpaid interest and an extension fee of approximately 1.5% of the principal balance were received from the obligor of the loan for the extension from June 1, 1993 to December 31, 1994. On February 24, 1995, the Partnership received approximately $1,060,300, including approximately $16,300 in accrued interest from January 1, 1995, in full satisfaction of this mortgage loan receivable.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1993 consisted of the following non-recourse loans:

                                           Loan     Interest Maturity Periodic
Property Pledged as Collateral            Balance     Rate     Date   Payment
------------------------------------------------------------------------------
Brookwood Metroplex Office Buildings I
 & II (a)                               $ 7,000,000   9.75%  10/1/96  $ 56,900
El Paso Natural Gas Building (b)         21,611,600    7.8%  5/15/07  $217,700
------------------------------------------------------------------------------
                                        $28,611,600
------------------------------------------------------------------------------

(a) On October 3, 1994 the Partnership repaid the principal balance of the mortgage loan collateralized by Brookwood Metroplex Office Buildings I & II in the amount of $7,000,000, along with a prepayment penalty of $210,000. The prepayment penalty was recorded as an extraordinary loss on early extinguishment of debt and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1994.
(b) On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in El Paso, located in El Paso, Texas. The outstanding indebtedness collateralized by El Paso of approximately $42,757,000 was satisfied at closing (see Note 7 for additional information).

5. FUTURE MINIMUM RENTALS:

Future minimum rentals due on noncancelable operating leases as of December 31, 1994 were as follows:

                    1995        $ 4,556,600
                    1996          4,177,000
                    1997          3,516,200
                    1998          2,838,500
                    1999            893,700
                    Thereafter    2,922,000
                             --------------
                                $18,904,000
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense reimbursements and (ii) percentage rents.

6. INCOME TAX:

The Partnership utilizes an accrual basis method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the use of differing methods in computing the gain on sale of property for financial statement purposes. The net effect of these differences for the year ended December 31, 1994, was that the net gain for financial statement purposes was less than the net gain for tax reporting purposes by approximately $8,778,600. The aggregate cost in commercial rental properties for Federal income tax purposes at December 31, 1994 was $43,457,400.

7. PROPERTY SALES AND DISPOSITIONS:

On April 6, 1994 First Capital Kayser Center sold its interest in El Paso for a sale price of $88,450,000. The outstanding indebtedness on this property of approximately $42,757,000 was satisfied at closing. First Capital Kayser Center incurred selling expenses of approximately $3,743,300, of which approximately $1,828,600 related to a prepayment penalty on the early extinguishment of debt. First Capital Kayser Center received net sale proceeds of approximately $84,706,700, of which the Partnership's share was approximately $42,353,400. The net gain, after recognition of the prepayment penalty, reported by the Partnership for financial statement purposes was approximately $18,015,300. For tax reporting purposes the Partnership will report a gain of approximately $28,646,700.

On February 16, 1993 the Partnership disposed of the two remaining warehouses comprising Atlanta Gateway as a result of a conveyance of the titles to the mortgage holder in lieu of foreclosure. The disposition of these properties relieved the Partnership of its obligations under the mortgage loans of approximately $1,024,100 and any interest in the assets therein. The gain for tax reporting purposes on this disposition was approximately $457,700 and the loss for financial statement purposes was approximately $84,000. Due to the anticipated loss in connection with this disposition, the Partnership recorded $81,200 of the total loss as of December 31, 1992 as a provision for value impairment and the remaining portion of the loss was recorded in 1993. An additional loss of approximately $9,800 relating to the warehouses at Atlanta Gateway sold in 1992 was also recorded in 1993.

On August 3, 1993, as a result of a sheriff's sale, the Partnership disposed of the Hairston Memorial Crossing Shopping Center. The disposition relieved the Partnership of its obligation under the mortgage loan of approximately $2,846,100 and any interest in the assets therein. The loss for tax reporting purposes on this disposition was approximately $708,400 and the loss for financial statement purposes was approximately $2,806,500. Due to the anticipated loss in connection with this disposition, the Partnership recorded $850,000 of the total loss as of December 31, 1992 as a provision for value impairment. The remaining portion of the loss was recorded in 1993.

On January 31, 1992, the Partnership sold one of the seven warehouses comprising Atlanta Gateway for approximately $616,000. The outstanding indebtedness on this parcel of $490,000 was satisfied at closing. The Partnership incurred selling expenses of approximately $49,800. The Partnership received proceeds from this sale of approximately $76,200. For tax reporting purposes the Partnership recorded a gain on this sale of approximately $161,900. For financial statement purposes a loss of approximately $107,600 was recorded.

On April 10, 1992, the Partnership sold an additional warehouse at Atlanta Gateway for approximately $892,600. The outstanding indebtedness on this parcel of $275,000 was satisfied at closing. The Partnership incurred selling expenses of approximately $67,300. The Partnership received proceeds from this sale of approximately $550,300. For tax reporting purposes the Partnership recorded a gain on this sale of approximately $260,200. For financial statement purposes a loss of approximately $179,400 was recorded.

On August 31, 1992, the Partnership sold, in a single transaction, two additional warehouses at Atlanta Gateway for approximately $1,650,000. The total outstanding indebtedness on these parcels of $1,053,200 was satisfied at closing. The Partnership incurred selling expenses of approximately $134,700. The Partnership received proceeds from this sale of approximately $462,100. For tax reporting purposes the Partnership recorded a gain on this sale of approximately $193,300. For financial statement purposes a loss of approximately $680,200 was recorded.

On December 21, 1992, the Partnership sold the fifth of seven warehouses at Atlanta Gateway for approximately $615,000. The total outstanding indebtedness on this parcel of $575,000 was satisfied at closing. The Partnership incurred selling expenses of approximately $47,700. This transaction resulted in a net cash outlay by the Partnership of approximately $7,700. For tax reporting purposes the Partnership recorded a gain on this sale of approximately $233,200. For financial statement purposes a loss of approximately $82,100 was recorded.

All of the above sales were all-cash sales, with no further involvement on the part of the Partnership.

8. SUBSEQUENT EVENT:

On March 22, 1995, the Partnership entered into an agreement to sell Tuckerstone Commons/Rooker Royal I & II Warehouses, located in Atlanta, Georgia, for a sale price of $5,300,000. The closing of this transaction, expected to take place in the second quarter of 1995, is subject to the satisfaction of certain conditions and contingencies and may or may not be consummated.

             FIRST CAPITAL INCOME PROPERTIES, LTD. -- SERIES VIII

           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


        Column A                      Column C                    Column D                            Column E
-------------------------    --------------------------   -------------------------   ----------------------------------------
                                    Initial cost              Costs capitalized                Gross amount at which
                                 to Partnership (1)       subsequent to acquisition          carried at close of period
                             --------------------------   -------------------------   ----------------------------------------
                                          Buildings and                    Carrying                Buildings and
       Description              Land      improvements    Improvements     Costs(2)      Land      improvements    Total(3)(4)
-------------------------    ----------   -------------   ------------     --------   ----------   -------------   -----------
Shopping Centers:
-----------------
Old Mill Place
  Shopping Center
  (San Antonio, TX)          $2,475,900     10,385,400        564,200       130,800    2,500,800     11,055,500     13,556,300

Walker Springs Plaza
  Shopping Center
  (Knoxville, TN)             1,756,800      4,440,200        842,300        98,400    1,784,700      5,353,000      7,137,700

Warehouses:
-----------
Tuckerstone Commons/
  Rooker Royal I & II
  (Atlanta, GA)                 767,300      4,448,700        854,100        43,600      773,700      5,340,000      6,113,700

Office Buildings:
-----------------
Brookwood Metroplex
  Office Buildings I & II
  (Birmingham, AL)            2,188,100     11,595,100      2,785,300        81,200    2,201,200     14,448,500     16,649,700
                             ----------    -----------     ----------      --------   ----------    -----------    -----------
                             $7,188,100    $30,869,400     $5,045,900      $354,000   $7,260,400    $36,197,000    $43,457,400
                             ==========    ===========     ==========      ========   ==========    ===========    ===========


        Column A                Column F         Column G       Column H         Column I
-------------------------    ---------------   ------------   -------------   ---------------
                                                                               Life on which
                                                                              depreciation in
                                                                               latest income
                               Accumulated        Date of                      statements is
       Description           Depreciation(3)   Construction   Date Acquired      computed
-------------------------    ---------------   ------------   -------------   ---------------
Shopping Centers:
-----------------
Old Mill Place
  Shopping Center                                                                  30(5)
  (San Antonio, TX)              3,471,400      1980 - 81      Sept. 1983        2 - 11(6)

Walker Springs Plaza
  Shopping Center                                                                  35(5)
  (Knoxville, TN)                1,685,100         1972         Dec. 1983        3 - 7 (6)

Warehouses:
-----------
Tuckerstone Commons/
  Rooker Royal I & II                                                              35(5)
  (Atlanta, GA)                  1,735,500      1979 - 81       Oct. 1984        3 - 10(6)

Office Buildings:
-----------------
Brookwood Metroplex
  Office Buildings I & II                                                          35(5)
  (Birmingham, AL)               5,017,800         1975         Aug. 1983        2 - 13(6)
                               -----------
                               $11,909,800
                               ===========

Column B -- Not Applicable.

                 See accompanying notes on the following page.

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             NOTES TO SCHEDULE III

Note 1.  Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3.  The following is a reconciliation of activity in Columns E and F.

                               December 31, 1994          December 31, 1993          December 31, 1992
                          --------------------------  -------------------------  -------------------------
                                         Accumulated               Accumulated                Accumulated
                              Cost      Depreciation     Cost      Depreciation     Cost      Depreciation
                          ------------  ------------  -----------  ------------  -----------  ------------
Balance at the
  beginning of the year   $ 74,510,900  $18,136,100   $82,216,500  $18,304,000   $88,971,700  $17,484,800

Additions during
  the year:

Improvements                   567,500                    500,600                    220,300

Provision for
  depreciation                            1,454,500                  2,085,900                  2,340,100

Deductions during
  the year:

Basis of disposed
  real property            (31,621,000)                (8,206,200)                (6,044,300)

Accumulated depreciation
  on real estate
  disposed                               (7,680,800)                (2,253,800)                (1,520,900)

Provision for value
  impairment                                                                        (931,200)
                          ------------  -----------   -----------  -----------   -----------  -----------
Balance at the end of
  the year                $ 43,457,400  $11,909,800   $74,510,900  $18,136,100   $82,216,500  $18,304,000
                          ============  ===========   ===========  ===========   ===========  ===========

Note 4. The aggregate cost for Federal income tax purposes at December 31, 1994 was $43,457,400.

Note 5.  Estimated useful life for building.

Note 6.  Estimated useful life for improvements.