Form 10-Q
period 1995-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1995-05-12
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-12537
                            ---------------------------------------------------


              First Capital Income Properties, Ltd. - Series VIII
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                            59-2192277
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated July 28, 1982, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March 31,
                                                      1995      December 31,
                                                   (Unaudited)      1994
- ----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 7,260,400  $ 7,260,400
 Buildings and improvements                         36,207,400   36,197,000
- ----------------------------------------------------------------------------
                                                    43,467,800   43,457,400
Accumulated depreciation and amortization          (12,228,400) (11,909,800)
- ----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     31,239,400   31,547,600
Investment in mortgage loan receivable                            1,064,000
- ----------------------------------------------------------------------------
                                                    31,239,400   32,611,600
Cash and cash equivalents                            9,680,500    8,356,100
Rents receivable                                       333,000      259,700
Other assets (net of accumulated amortization on
 loan acquisition costs of $163,300 and $104,500,
 respectively)                                          19,200      115,700
- ----------------------------------------------------------------------------
                                                   $41,272,100  $41,343,100
- ----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   329,700  $   237,900
 Due to Affiliates                                     165,600      115,200
 Security deposits                                     114,600      110,800
 Distributions payable                                 889,000      777,800
 Other liabilities                                      26,800        4,900
- ----------------------------------------------------------------------------
                                                     1,525,700    1,246,600
- ----------------------------------------------------------------------------
Partners' capital:
 General Partners                                      178,000      178,000
 Limited Partners (70,000 Units authorized, issued
  and outstanding)                                  39,568,400   39,918,500
- ----------------------------------------------------------------------------
                                                    39,746,400   40,096,500
- ----------------------------------------------------------------------------
                                                   $41,272,100  $41,343,100
- ----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                    $ (44,600) $ 38,345,100  $ 38,300,500
Net income for the year ended December
 31, 1994                                  533,700    19,423,400    19,957,100
Distributions for the year ended
 December 31, 1994                        (311,100)  (17,850,000)  (18,161,100)
- -------------------------------------------------------------------------------
Partners' capital, December 31, 1994       178,000    39,918,500    40,096,500
Net income for the quarter ended March
 31, 1995                                   88,900       450,000       538,900
Distributions for the quarter ended
 March 31, 1995                            (88,900)     (800,100)     (889,000)
- -------------------------------------------------------------------------------
Partners' capital, March 31, 1995        $ 178,000  $ 39,568,400  $ 39,746,400
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995       1994
- -------------------------------------------------------------------------
Income:
 Rental                                             $1,378,400 $2,205,200
 Interest on short-term investments                    124,300     76,900
 Interest on mortgage loan receivable                   16,300     29,100
- -------------------------------------------------------------------------
                                                     1,519,000  2,311,200
- -------------------------------------------------------------------------
Expenses:
 Interest                                                         591,300
 Depreciation and amortization                         377,400    513,900
 Real estate taxes                                     137,500    157,300
 Insurance--Affiliate                                   19,700     23,100
 Repairs and maintenance                               124,200    132,200
 Property operating:
  Affiliates                                            88,000     75,900
  Nonaffiliates                                        180,800    167,100
 General and administrative:
  Affiliates                                            11,800     20,200
  Nonaffiliates                                         40,700     37,200
- -------------------------------------------------------------------------
                                                       980,100  1,718,200
- -------------------------------------------------------------------------
Net income                                          $  538,900 $  593,000
- -------------------------------------------------------------------------
Net income allocated to General Partners            $   88,900 $   77,800
- -------------------------------------------------------------------------
Net income allocated to Limited Partners            $  450,000 $  515,200
- -------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units authorized, issued and outstanding)  $     6.43 $     7.36
- -------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1995        1994
- ----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  538,900  $   593,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              377,400      513,900
  Forgiveness of principal on mortgage loan receivable        20,000
  Changes in assets and liabilities:
   (Increase) in rents receivable                            (73,300)     (62,200)
   Decrease (increase) in other assets                        37,700       (9,000)
   Increase in accounts payable and accrued expenses          91,800       41,500
   Increase (decrease) in due to Affiliates                   50,400         (100)
   Increase in other liabilities                              21,900        6,500
- ----------------------------------------------------------------------------------
    Net cash provided by operating activities              1,064,800    1,083,600
- ----------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from retirement of mortgage loan receivable      1,044,000
 Payments for capital and tenant improvements                (10,400)     (71,900)
 (Increase) in escrow deposits                                            (39,700)
- ----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   1,033,600     (111,600)
- ----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (777,800)    (995,500)
 Increase (decrease) in security deposits                      3,800       (1,000)
 Principal payments on mortgage loans payable                            (233,100)
- ----------------------------------------------------------------------------------
    Net cash (used for) financing activities                (774,000)  (1,229,600)
- ----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       1,324,400     (257,600)
Cash and cash equivalents at the beginning of the period   8,356,100   10,171,300
- ----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $9,680,500  $ 9,913,700
- ----------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                                      $   591,300
- ----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

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

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

Subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee, or 1% of such Net Profits and the balance, if any, to the Unit Holders. For the quarter ended March 31, 1995, the General Partners were allocated distributable Cash Flow and, accordingly, Net Profits from operations of approximately $88,900.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 were as follows:

                                                        Paid   Payable
- -----------------------------------------------------------------------
Property management and leasing fees                   $57,800 $102,700
Reimbursement of property insurance premiums, at cost     None   19,700
Real estate commissions (a)                               None   37,700
Reimbursement of expenses, at cost:
 (1) Accounting                                          6,700    2,800
 (2) Investor communication                              2,500    1,100
 (3) Mortgage servicing                                   None    1,600
 (4) Legal                                               2,100     None
- -----------------------------------------------------------------------
                                                       $69,100 $165,600
- -----------------------------------------------------------------------

(a) As of March 31, 1995, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of the five buildings comprising the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Revco D. S., Inc. ("Revco"), a drug store company, of which a 20% ownership interest was acquired by Zell Chilmark Fund L.P., an Affiliate of the Managing General Partner, on June 1, 1992, is obligated to the Partnership under a lease of office space at Walker Springs Plaza. During the quarter ended March 31, 1995, Revco paid approximately $10,300 in rent.

3. INVESTMENT IN MORTGAGE LOAN RECEIVABLE:

On April 30, 1986, the Partnership acquired a first mortgage loan with an aggregate outstanding principal balance of $1,064,000. The loan was purchased at a discount of $50,700, which amount was amortized over the life of the loan. The real property mortgaged by this loan was held as collateral under the loan agreement. In addition, payment of the mortgage loan was guaranteed by the original holder of the loan if the borrower were to be declared in default by the Partnership. As of December 31, 1994, the loan balance remained at $1,064,000, earning interest income at a rate of 10%. The maturity date of this mortgage loan investment, which was June 1, 1993, was extended until December 31, 1994 and then again to January 31, 1995. All unpaid interest and an extension fee of approximately 1.5% of the principal balance were received from the obligor of the loan for the extension from June 1, 1993 to December 31, 1994. On February 24, 1995, the Partnership received approximately $1,060,300, including approximately $16,300 in accrued interest from January 1, 1995, in full satisfaction of this mortgage loan receivable.

4. CONTRACT FOR SALE OF PROPERTY:

On March 22, 1995, the Partnership entered into an agreement to sell Tuckerstone Commons / Rooker Royal I & II Warehouses, located in Atlanta, Georgia. The closing of this transaction, expected to take place in the second quarter of 1995, is subject to the satisfaction of certain conditions and contingencies and may or may not be consummated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

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

                                                      Comparative Cash Flow
                                                         Results For the
                                                         Quarters Ended
                                                            March 31,
                                                        1995        1994
- ----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                          $   916,300 $   873,800
Capital Investment                                   $54,950,000 $70,000,000
Annualized return on Capital Investment (Annualized
 Cash Flow/Capital Investment)                             6.67%       4.99%
- ----------------------------------------------------------------------------

During the disposition phase of the Partnership's life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, interest expense, property operating expenses, real estate tax, insurance and repairs and maintenance expenses are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners and making capital improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow.

Cash Flow results for the quarter ended March 31, 1995 increased approximately $42,500 when compared to the quarter ended March 31, 1994. This increase was due to increased Cash Flow results at all of the Partnership's remaining property interests. The increases in property Cash Flow results were approximately: 1) $169,400 at Brookwood Metroplex Office Building I & II ("Brookwood"); 2) $54,200 at Tuckerstone Commons/Rooker Royal I & II Warehouses ("Rooker"); 3) $50,100 at Old Mill Place Shopping Center ("Old Mill") and 4) $13,600 at Walker Springs Plaza Shopping Center ("Walker Springs"). In addition, interest income earned on short-term investments increased approximately $47,400 due to an increase in funds available for such investments as well as an increase in the interest rate earned on these types of investments. Partially offsetting the increase in Cash Flow results was the absence of 1994 Cash Flow results of approximately $276,600 generated by El Paso Natural Gas Building ("El Paso") which was sold on April 6, 1994 as well as lower income earned on the mortgage loan receivable as a result of the payoff of the loan on February 24, 1995.

The impact of the absence of debt service payments on the Partnership's mortgage loans was a primary factor contributing to the increase in Cash Flow results for the quarters under comparison. For the quarter ended March 31, 1994 debt service payments on the mortgage loan collateralized by El Paso were approximately $653,800 and interest expense on the mortgage loan collateralized by Brookwood, which was repaid in October 1994, was approximately $170,600.

Rental revenues at Brookwood for the quarters ended March 31, 1995 and 1994 were approximately $564,600 and $534,400, respectively. The increase in 1995 rental revenues was due to an increase in the average quarterly occupancy rate from 93% in 1994 to 100% in 1995. Partially offsetting the increase in rental revenues was an increase in property operating expenses at Brookwood of approximately $26,800 due to increased management fees, which are calculated as a percentage of rental revenues received, as well as an increase in utility expenses.

Rental revenues at Rooker for the quarters ended March 31, 1995 and 1994 were approximately $200,200 and $142,500, respectively. The increase in 1995 rental revenues was due to an increase in the average quarterly occupancy rate from 88% in 1994 to 98% in 1995.

Rental revenues at Old Mill for the quarters ended March 31, 1995 and 1994 were approximately $354,000 and $312,900, respectively. The increase in rental revenues was primarily due to an increase in 1995 tenant reimbursements, which included prior year reimbursements that were greater than had been previously estimated. An increase in the average rental rate charged to new and renewing tenants also contributed to the increase in rental revenues.

Rental revenues at Walker Springs for the quarters ended March 31, 1995 and 1994 were approximately $279,700 and $274,700, respectively. The increase in rental revenues from 1994 to 1995 was primarily due to an increase in the average quarterly occupancy rate from 96% in 1994 to 100% in 1995. In addition, the increase in operating results for this property was further impacted by a decrease in real estate tax expense as a result of a refund relating to 1993 taxes of approximately $18,600.

Rental revenues at El Paso for the quarter ended March 31, 1994 were approximately $940,700. As previously discussed, El Paso was sold on April 6, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 was due to net cash provided by operating activities and the net cash received on the retirement of the mortgage loan receivable exceeding the distributions paid to Partners. The liquid assets of the Partnership as of March 31, 1995, are comprised of amounts held for working capital purposes and undistributed Cash Flow.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased slightly from $1,083,600 for the quarter ended March 31, 1994 to $1,064,800 for the quarter ended March 31, 1995. This decrease was primarily due to the disposition of El Paso in April 1994, and therefore the absence of its operations, offset considerably by the timing of the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from ($111,600) for the quarter ended March 31, 1994 to $1,033,600 for the quarter ended March 31, 1995. This change was primarily due to the receipt in 1995 of the net proceeds from the retirement of the mortgage loan receivable, offset by a decrease in the payments made for capital and tenant improvements as well as the discontinuance of real estate tax escrow deposits which were required under the mortgage loan agreement collateralized by Brookwood, which was paid off in October 1994.

During the quarter ended March 31, 1995, the Partnership spent approximately $10,400 for capital and tenant improvements and has budgeted to spend approximately $500,000 during the remainder of 1995. Of the remaining budgeted amount approximately $170,000, $145,000, $135,000 and $50,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Old Mill, Walker Springs, Brookwood and Rooker, respectively. The Managing General Partner believes these improvements will be necessary to secure new tenants and to maintain occupancy levels as existing tenant leases expire.

On February 24, 1995, the Partnership received approximately $1,060,300, including approximately $16,300 in accrued interest from January 1, 1995, in full satisfaction of the mortgage loan receivable. The maturity date of this mortgage loan investment, which was June 1, 1993, had been extended until January 31, 1995.

Net cash used for financing activities changed from $1,229,600 for the quarter ended March 31, 1994 to $774,000 for the quarter ended March 31, 1995. This decrease was primarily due to the discontinuance of mortgage principal payments on the mortgage loan collateralized by El Paso as a result of the sale and a slight decrease in distributions paid to Partners in 1995.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain a significant level of cash reserves for the Partnership. The cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's remaining properties during the next several years. As a result of these concerns, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter ended March 31, 1995, Cash Flow retained to supplement working capital reserves approximated $27,300. The Managing General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow or Sale Proceeds will be sufficient to cover budgeted expenditures and any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended March 31, 1995 were declared at an annualized rate of 5.82% of Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

On March 22, 1995, the Partnership entered into an agreement to sell Rooker, located in Atlanta, Georgia. The closing of this transaction, expected to take place in the second quarter of 1995, is subject to the satisfaction of certain conditions and contingencies and may or may not be consummated.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedule.

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER


Date: May 12, 1995      By:  /s/        DOUGLAS CROCKER II
      ------------           ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer


Date: May 12, 1995      By:  /s/         NORMAN M. FIELD
      ------------           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer