Form 10-Q
period 1995-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1995-08-14
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            June 30, 1995
       For the period ended ____________________________________________________

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                                                     0-12537
       Commission File Number: _________________________________________________


             First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2192277
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                   (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    June 30,
                                                      1995      December 31,
                                                   (Unaudited)      1994
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 6,486,700  $ 7,260,400
 Buildings and improvements                         30,911,500   36,197,000
----------------------------------------------------------------------------
                                                    37,398,200   43,457,400
Accumulated depreciation and amortization          (10,704,100) (11,909,800)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     26,694,100   31,547,600
Investment in mortgage loan receivable                            1,064,000
----------------------------------------------------------------------------
                                                    26,694,100   32,611,600
Cash and cash equivalents                           14,941,300    8,356,100
Rents receivable                                       167,300      259,700
Other assets (net of accumulated amortization on
 loan acquisition costs of $163,300 and $104,500,
 respectively)                                          58,200      115,700
----------------------------------------------------------------------------
                                                   $41,860,900  $41,343,100
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   397,900  $   237,900
 Due to Affiliates                                     152,600      115,200
 Security deposits                                      67,200      110,800
 Distributions payable                               6,139,000      777,800
 Other liabilities                                      19,500        4,900
----------------------------------------------------------------------------
                                                     6,776,200    1,246,600
----------------------------------------------------------------------------
Partners' capital:
 General Partners                                      186,800      178,000
 Limited Partners (70,000 Units authorized, issued
  and outstanding)                                  34,897,900   39,918,500
----------------------------------------------------------------------------
                                                    35,084,700   40,096,500
----------------------------------------------------------------------------
                                                   $41,860,900  $41,343,100
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995 and the year ended December 31, 1994 (Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $ (44,600) $38,345,100  $38,300,500
Net income for the year ended December
 31, 1994                                    533,700   19,423,400   19,957,100
Distributions for the year ended December
 31, 1994                                   (311,100) (17,850,000) (18,161,100)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1994         178,000   39,918,500   40,096,500
Net income for the six months ended
 June 30, 1995                               186,600    1,829,600    2,016,200
Distributions for the six months ended
 June 30, 1995                              (177,800)  (6,850,200)  (7,028,000)
-------------------------------------------------------------------------------
Partners' capital,
 June 30, 1995                             $ 186,800  $34,897,900  $35,084,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                          1995       1994
------------------------------------------------------------------------------
Income:
 Rental                                                $1,342,900 $ 1,387,600
 Interest on short-term investments                       187,500     242,500
 Interest on mortgage loan receivable                                  29,200
 Gain on sale of property                                 877,000  18,964,600
------------------------------------------------------------------------------
                                                        2,407,400  20,623,900
------------------------------------------------------------------------------
Expenses:
 Interest                                                             203,300
 Depreciation and amortization                            304,900     317,100
 Property operating:
  Affiliates                                              103,900      76,600
  Nonaffiliates                                           153,200     164,400
 Real estate taxes                                        153,400     163,600
 Insurance--Affiliate                                       9,900      19,700
 Repairs and maintenance                                  142,700     132,500
 General and administrative:
  Affiliates                                                9,800      11,800
  Nonaffiliates                                            52,300      31,000
------------------------------------------------------------------------------
                                                          930,100   1,120,000
------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishment of debt                                 1,477,300  19,503,900
Extraordinary (loss) on early extinguishment of debt                 (914,300)
------------------------------------------------------------------------------
Net income                                             $1,477,300 $18,589,600
------------------------------------------------------------------------------
Net income allocated to General Partners               $   97,700 $   302,900
------------------------------------------------------------------------------
Net income allocated to Limited Partners               $1,379,600 $18,286,700
------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishment of debt allocated to Limited Partners
 per Unit (70,000 Units authorized, issued and
 outstanding)                                          $    19.71 $    274.14
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units authorized, issued and outstanding)     $    19.71 $    261.24
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                          1995       1994
------------------------------------------------------------------------------
Income:
 Rental                                                $2,721,300 $ 3,592,800
 Interest on short-term investments                       311,800     319,400
 Interest on mortgage loan receivable                      16,300      58,300
 Gain on sale of property                                 877,000  18,964,600
------------------------------------------------------------------------------
                                                        3,926,400  22,935,100
------------------------------------------------------------------------------
Expenses:
 Interest                                                             794,600
 Depreciation and amortization                            682,300     831,000
 Property operating:
  Affiliates                                              194,000     152,100
  Nonaffiliates                                           331,900     331,800
 Real estate taxes                                        290,900     324,300
 Insurance--Affiliate                                      29,600      39,400
 Repairs and maintenance                                  266,900     264,700
 General and administrative:
  Affiliates                                               19,400      16,100
  Nonaffiliates                                            95,200      84,200
------------------------------------------------------------------------------
                                                        1,910,200   2,838,200
------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishment of debt                                 2,016,200  20,096,900
Extraordinary (loss) on early extinguishment of debt                 (914,300)
------------------------------------------------------------------------------
Net income                                             $2,016,200 $19,182,600
------------------------------------------------------------------------------
Net income allocated to General Partners               $  186,600 $   380,700
------------------------------------------------------------------------------
Net income allocated to Limited Partners               $1,829,600 $18,801,900
------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishment of debt allocated to Limited Partners
 per Unit (70,000 Units authorized, issued and
 outstanding)                                          $    26.14 $    281.50
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units authorized, issued and outstanding)     $    26.14 $    268.60
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1995         1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $ 2,016,200  $19,182,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          682,300      831,000
  (Gain) on sale of property                            (877,000) (18,964,600)
  Forgiveness of principal on mortgage loan
   receivable                                             20,000
  Extraordinary loss on early extinguishment of debt                  914,300
  Changes in assets and liabilities:
   Decrease in rents receivable                           92,400       19,500
   (Increase) decrease in other assets                    (1,300)      21,400
   Increase in accounts payable and accrued expenses     160,000      184,600
   Increase (decrease) in due to Affiliates               37,400       (9,100)
   Increase (decrease) in other liabilities               14,600     (137,200)
------------------------------------------------------------------------------
    Net cash provided by operating activities          2,144,600    2,042,500
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                        5,181,000   43,302,700
 Payments for capital and tenant improvements            (74,000)    (307,800)
 Proceeds from retirement of mortgage loan
  receivable                                           1,044,000
 (Increase) in escrow deposits                                        (79,500)
 Maturity of restricted certificate of deposit                         75,000
------------------------------------------------------------------------------
    Net cash provided by investing activities          6,151,000   42,990,400
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable                     (21,611,600)
 Prepayment cost on mortgage loan payable                            (914,300)
 Distributions paid to Partners                       (1,666,800) (16,823,300)
 (Decrease) increase in security deposits                (43,600)      11,500
------------------------------------------------------------------------------
    Net cash (used for) financing activities          (1,710,400) (39,337,700)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents              6,585,200    5,695,200
Cash and cash equivalents at the beginning of the
 period                                                8,356,100   10,171,300
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $14,941,300  $15,866,500
------------------------------------------------------------------------------
Supplemental information:
  Interest paid during the period                                 $   794,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

The 1994 financial statements included the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring an interest in the El Paso Natural Gas Building ("El Paso") which was operated under the common control of the Managing General Partner, prior to its sale on April 6, 1994. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and capital was included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

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

2. RELATED PARTY TRANSACTIONS:

Subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement), as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee, or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale of a Partnership property shall be allocated: first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners or 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. In all events there shall be allocated to the General Partners not less than 1% of Net Profits from the sale of a Partnership property. For the quarter and six months ended June 30, 1995, the General Partners were allocated distributable Cash Flow (as defined by the Partnership Agreement), and accordingly, Net Profits from operations of approximately $88,900 and $177,800, respectively, and Net Profits from the sale of a Partnership property of approximately $8,800.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 95,800  $153,600  $106,200
Reimbursement of property insurance premiums, at
 cost                                               29,600    29,600      None
Real estate commissions (a)                           None              37,700
Reimbursement of expenses, at cost:
 (1) Accounting                                      4,600    11,300     5,700
 (2) Investor communication                          1,400     3,900     1,400
 (3) Mortgage servicing                               None      None     1,600
 (4) Legal                                          12,300    14,400      None
------------------------------------------------------------------------------
                                                  $143,700  $212,800  $152,600
------------------------------------------------------------------------------

(a) As of June 30, 1995, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of the five buildings comprising the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow as defined by the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Revco D. S., Inc. ("Revco"), a drug store company, of which a 20% ownership interest was acquired by Zell Chilmark Fund L.P., an Affiliate of the Managing General Partner, on June 1, 1992, is obligated to the Partnership under a lease of office space at Walker Springs Plaza. During the quarter and six months ended June 30, 1995, Revco paid rent of approximately $22,000 and $32,300, respectively. The rents paid by Revco are comparable to those paid by other tenants at Walker Springs Plaza.

3. INVESTMENT IN MORTGAGE LOAN RECEIVABLE:

On April 30, 1986, the Partnership acquired a first mortgage loan with an aggregate outstanding principal balance of $1,064,000. The loan was purchased at a discount of $50,700, which amount was amortized over the life of the loan. The real property mortgaged by this loan was held as collateral under the loan agreement. In addition, payment of the mortgage loan was guaranteed by the original holder of the loan if the borrower were to be declared in default by the Partnership. As of December 31, 1994, the loan balance remained at $1,064,000, earning interest at a rate of 10%. The maturity date of this mortgage loan investment, which was June 1, 1993, was extended until December 31, 1994 and then again to January 31, 1995. All unpaid interest and an extension fee of approximately 1.5% of the principal balance were received from the obligor of the loan as consideration for the extension from June 1, 1993 to December 31, 1994. On February 24, 1995, the Partnership received approximately $1,060,300, including approximately $16,300 in accrued interest from January 1, 1995, in full satisfaction of this mortgage loan receivable.

4. PROPERTY SALE:

On June 16, 1995 the Partnership sold its interest in the Tuckerstone Commons / Rooker Royal I & II Warehouses, located in Atlanta, Georgia, for a sale price of $5,300,000. The Partnership incurred selling expenses of approximately $119,000, including approximately $5,900 in legal expenses paid to an Affiliate of the Managing General Partner. The Partnership received net sale proceeds of approximately $5,181,000. The net gain reported by the Partnership for financial statement purposes was approximately $877,000. For tax reporting purposes the Partnership will report a net gain of approximately $1,957,600 for the year ending December 31, 1995. This sale was an all-cash sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

During the disposition phase of the Partnership's life cycle, results of net income and cash flows as defined by generally accepted accounting principals ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) are complicated to compare between periods. These results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives the results generated from such real property interests. Accordingly, rental income, interest expense, property operating expenses, real estate taxes, insurance and repairs and maintenance expenses are expected to decline as well, but will continue to comprise the significant components of net income and cash flows as defined by GAAP as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners and making capital improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                        Comparative Operating Results (a)
                                                            For the Six Months
                                  For the Quarters Ended           Ended
                                    6/30/95     6/30/94     6/30/95    6/30/94
---------------------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues                   $   612,200 $   556,800  $1,176,800 $1,091,200
---------------------------------------------------------------------------------
Property net income (loss)        $   174,300 $   (34,300) $  246,100 $  (72,800)
---------------------------------------------------------------------------------
Average occupancy                        100%         99%         99%        96%
---------------------------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues                   $   313,300 $   336,000  $  667,200 $  648,900
---------------------------------------------------------------------------------
Property net income               $   112,600 $   129,500  $  278,400 $  241,700
---------------------------------------------------------------------------------
Average occupancy                         91%         96%         91%        96%
---------------------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues                   $   231,300 $   277,600  $  511,000 $  552,300
---------------------------------------------------------------------------------
Property net income               $    84,300 $   135,700  $  241,600 $  281,400
---------------------------------------------------------------------------------
Average occupancy                        100%         99%        100%        97%
---------------------------------------------------------------------------------
TUCKERSTONE COMMONS/ROOKER ROYAL I & II WAREHOUSES (B)
Rental revenues                   $   182,900 $   154,400  $  383,100 $  296,800
---------------------------------------------------------------------------------
Property net income               $   100,700 $    51,500  $  177,700 $   84,600
---------------------------------------------------------------------------------
Average occupancy                        100%         82%         99%        85%
---------------------------------------------------------------------------------
EL PASO NATURAL GAS BUILDING (C)
Rental revenues                               $    62,700             $1,003,400
---------------------------------------------------------------------------------
Property net income                           $    19,900             $  325,500
---------------------------------------------------------------------------------
Average occupancy                                    100%                   100%
---------------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Tuckerstone Commons/Rooker Royal I & II Warehouses ("Rooker") was sold on June 16, 1995. The property net income excludes a gain on sale of property of $877,000 which is included in the Statements of Income and Expenses for the quarter and six months ended June 30, 1995.
(c) El Paso Natural Gas Building ("El Paso") was sold on April 6, 1994. The property net income excludes the gain on sale of approximately $18,964,600 and a prepayment penalty of approximately ($914,300) which were in the Statements of Income and Expenses for the quarter and six months ended June 30, 1994.

Net income for the Partnership for the quarter and six months ended June 30, 1995 decreased approximately $17,112,300 and $17,166,400, respectively, when compared to the quarter and six months ended June 30, 1994. The decreases were primarily due to 1) a lower gain on the sale of Rooker in 1995 when compared to the net gain on the sale (including the extraordinary loss on the early extinguishment of debt) of El Paso in 1994 and 2) the absence of the operations of El Paso in 1995.

Excluding the net gains on sold properties and the operations of El Paso in 1994, net income for the Partnership for the quarter and six months ended June 30, 1995 increased approximately $81,000 or 16% and $332,400 or 41%, respectively, when compared to the prior year quarter and six months. The impact of the absence in 1995 of interest expense payments on the Partnership's mortgage loan collateralizing Brookwood Metroplex Office Buildings I & II ("Brookwood") was the primary factor contributing to the increase in net income for the quarter and six month periods under comparison. In addition, increases in rental revenues, decreases in real estate tax expense and insurance expense contributed to the increase in net income for the periods under comparison. Partially offsetting the increase in net income exclusive of the net gains on sold properties and the operations of El Paso 1n 1994 were: 1) lower income earned on the mortgage loan receivable of $29,200 or 100% and $42,000 or 72%, respectively, as a result of the payoff of the loan on February 24, 1995; 2) increased property operating expenses; 3) increased general and administrative expenses of $19,300 or 45% and $14,300 or 14%, respectively, due to an increase in printing and mailing expenses and professional service costs; 4) lower interest income earned on short-term investments of approximately $55,000 or 23% and $7,600 or 2%, respectively, due primarily to 1994 having an increase in funds available for investment prior to the distribution to Limited Partners of a portion of Sale Proceeds from El Paso and the repayment of the mortgage loan collateralized by Brookwood and 5) increased repair and maintenance expenses.

For purposes of the following comparative discussion, the operating results of El Paso have been excluded.

Total rental revenues increased approximately $18,000 or 1.4% and $131,900 or 5.1%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary factors which caused the increases in rental revenues were increases at: 1) Rooker due to an increase in the average occupancy rates and 2) Brookwood and Old Mill Place Shopping Center ("Old Mill") due to increases in tenant expense reimbursements as a result of reimbursements in 1995 which included prior year reimbursements that were greater than had been previously estimated and an increase in the average base rental rates charged to new and renewing tenants. Partially offsetting the increases in rental revenues was a decrease in tenant real estate tax reimbursements at Walker Springs Plaza Shopping Center ("Walker Springs") as a result of reimbursements in 1994 which included prior year reimbursements that were greater than had been previously estimated.

Total real estate tax expense decreased approximately $10,200 or 6% and $33,400 or 10%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The decreases were due to lower estimated real estate tax liabilities in 1995 for Old Mill and Rooker and the receipt in 1995 of a partial refund of 1993 real estate taxes for Walker Springs.

Total property operating expenses increased approximately $13,100 or 5% and $49,300 or 10%, respectively, for the comparable periods. The primary factors which caused the increase in property operating expenses were increases in property management and leasing fees as well as utilities at Brookwood and in professional service costs at Old Mill.

Insurance expense decreased by approximately $9,800 or 50% and $9,800 or 25%, respectively, during the quarter and six months ended June 30, 1995, when compared to the comparable 1994 periods. These decreases were primarily due to lower group rates on the Partnership's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

To increase and or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early lease renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to the sale of its properties, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined by the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP, is not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                     Comparative Cash Flow
                                                      Results For the Six
                                                          Months Ended
                                                      6/30/95      6/30/94
------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 1,821,500  $  1,730,200
Items of reconciliation:
 Forgiveness of principal on mortgage loan
  receivable                                             20,000
 Principal payments on mortgage loan payable                          233,100
 Decrease in current assets                              91,100        40,900
 Increase in current liabilities                        212,000        38,300
------------------------------------------------------------------------------
Net cash provided by operating activities           $ 2,144,600  $  2,042,500
------------------------------------------------------------------------------
Net cash provided by investing activities           $ 6,151,000  $ 42,990,400
------------------------------------------------------------------------------
Net cash (used for) financing activities            $(1,710,400) $(39,337,700)
------------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of approximately $91,300 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to the increase in net income exclusive of the operations of El Paso, as previously discussed.

The increase in the Partnership's cash position as of June 30, 1995 when compared to December 31, 1994 was primarily due to the proceeds received from the sale of Rooker, the net cash provided by operating activities and the net cash received on the retirement of the mortgage loan receivable exceeding the distributions paid to Partners and the payments for capital and tenant improvements. The liquid assets of the Partnership as of June 30, 1995, are comprised of Sale and Refinancing Proceeds and undistributed cash provided by operating activities retained for working capital purposes.

Net cash provided by operating activities increased approximately $102,100 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. This increase was primarily due to an increase in the operating results of the Partnership's remaining properties, particularly Brookwood, as well as to the timing of the collection of tenant's rental payments and the payment of certain Partnership expenses, partially offset by the absence of operating results generated from El Paso.

Net cash provided by investing activities decreased approximately $36,839,400 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. This decrease was primarily due to the fact that the net proceeds received on the sale of El Paso in April 1994 were greater than the net proceeds received on the retirement of the mortgage loan receivable and the sale of Rooker in February and June 1995, respectively. Partially offsetting the decrease in net cash provided by investing activities was the decrease in payments made for capital and tenant improvements of $233,800.

During the six months ended June 30, 1995, the Partnership spent approximately $74,000 for capital and tenant improvements and has budgeted to spend approximately $400,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $145,000, $135,000, and $120,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Old Mill, Brookwood and Walker Springs, respectively. The Managing General Partner believes these improvements will be necessary to secure new tenants and to maintain occupancy levels as existing tenant leases expire.

On February 24, 1995, the Partnership received approximately $1,060,300, including approximately $16,300 in accrued interest from January 1, 1995, in full satisfaction of the mortgage loan receivable. The maturity date of this mortgage loan investment, which was originally June 1, 1993, had been extended until January 31, 1995.

On June 16, 1995 the Partnership sold its interest in Rooker, located in Atlanta, Georgia, for a sale price of $5,300,000. The Partnership incurred selling expenses of approximately $119,000, including approximately $5,900 in legal expenses paid to an Affiliate of the Managing General Partner. The Partnership received net sale proceeds of approximately $5,181,000. The Partnership will distribute $5,250,000, or $75 per Unit, as Sale Proceeds to the Limited Partners in late August 1995.

Net cash (used for) financing activities changed from $39,337,700 for the six months ended June 30, 1994 to $1,710,400 for the six months ended June 30, 1995. This change was primarily due to the payoff of the mortgage loan collateralized by El Paso, including a prepayment penalty, and the distributions paid to Partners in 1994 exceeding the distributions paid to Partners in 1995. Partially offsetting the change was a decrease in security deposits, primarily as a result of the sale of Rooker.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1995, Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $43,500.

Distributions to Limited Partners for the quarter ended June 30, 1995 were declared in the amount of $11.43 per Unit. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of cash retained for future cash requirements. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

           (a) Exhibits:  Financial Data Schedule

           (b) Reports on Form 8-K:

               A report on Form 8-K dated June 16, 1995 was filed reporting the sale of the Tuckerstone Commons/Rooker Royal I & II Warehouses, located in Atlanta, Georgia.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII


                            BY: FIRST CAPITAL FINANCIAL CORPORATION
                                MANAGING GENERAL PARTNER



Date:  August 14, 1995      By: /s/          DOUGLAS CROCKER II
       ---------------            ---------------------------------------------
                                             DOUGLAS CROCKER II
                                    President and Chief Executive Officer



Date:  August 14, 1995      By: /s/           NORMAN M. FIELD
       ---------------          ---------------------------------------------
                                              NORMAN M. FIELD
                                    Vice President - Finance and Treasurer