Form 10-Q
period 1995-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1995-11-14
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                     September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                  ----------------------  ----------------------
    Commission File Number:                          0-12537
                           -----------------------------------------------------


              First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                             59-2192277
-------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
-------------------------------------------------------      -------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             September 30,
                                                 1995       December 31,
                                              (Unaudited)       1994
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                        $  6,486,700   $  7,260,400
 Buildings and improvements                    30,917,000     36,197,000
-----------------------------------------------------------------------------
                                               37,403,700     43,457,400
Accumulated depreciation and amortization     (10,965,200)   (11,909,800)
-----------------------------------------------------------------------------
 Total investment properties, net of
  accumulated depreciation and amortization    26,438,500     31,547,600
Investment in mortgage loan receivable                         1,064,000
-----------------------------------------------------------------------------
                                               26,438,500     32,611,600
Cash and cash equivalents                       9,642,300      8,356,100
Rents receivable                                  211,600        259,700
Other assets (net of accumulated
 amortization on loan acquisition costs of
 $163,300 and $104,500, respectively)              17,500        115,700
-----------------------------------------------------------------------------
                                             $ 36,309,900   $ 41,343,100
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses       $    524,900   $    237,900
 Due to Affiliates                                134,200        115,200
 Security deposits                                 66,100        110,800
 Distributions payable                            836,100        777,800
 Other liabilities                                  5,000          4,900
-----------------------------------------------------------------------------
                                                1,566,300      1,246,600
-----------------------------------------------------------------------------
Partners' capital:
 General Partners                                 186,600        178,000
 Limited Partners (70,000 Units authorized,
  issued and outstanding)                      34,557,000     39,918,500
-----------------------------------------------------------------------------
                                               34,743,600     40,096,500
-----------------------------------------------------------------------------
                                             $ 36,309,900   $ 41,343,100
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                    $ (44,600) $ 38,345,100  $ 38,300,500
Net income for the year ended December
 31, 1994                                  533,700    19,423,400    19,957,100
Distributions for the year ended
 December 31, 1994                        (311,100)  (17,850,000)  (18,161,100)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1994       178,000    39,918,500    40,096,500
Net income for the nine months ended
 September 30, 1995                        270,000     2,241,200     2,511,200
Distributions for the nine months ended
 September 30, 1995                       (261,400)   (7,602,700)   (7,864,100)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1995    $ 186,600  $ 34,557,000  $ 34,743,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $1,150,500 $1,350,400
 Interest on short-term investments                   184,900    176,200
 Interest on mortgage loan receivable                             29,100
------------------------------------------------------------------------
                                                    1,335,400  1,555,700
------------------------------------------------------------------------
Expenses:
 Interest                                                        170,700
 Depreciation and amortization                        261,100    315,800
 Property operating:
 Affiliates                                            74,900     86,900
 Nonaffiliates                                        199,000    172,500
 Real estate taxes                                    118,600    126,400
 Insurance--Affiliate                                  11,200     19,700
 Repairs and maintenance                              111,000    132,300
 General and administrative:
 Affiliates                                            20,500     15,100
 Nonaffiliates                                         26,900     39,500
 Expenses on sale of property                          17,200     34,900
------------------------------------------------------------------------
                                                      840,400  1,113,800
------------------------------------------------------------------------
Net income                                         $  495,000 $  441,900
------------------------------------------------------------------------
Net income allocated to General Partners           $   83,400 $   77,400
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  411,600 $  364,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units issued and outstanding)             $     5.88 $     5.21
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1995       1994
------------------------------------------------------------------------------
Income:
 Rental                                                $3,871,800 $ 4,943,200
 Interest on short-term investments                       496,700     495,600
 Interest on mortgage loan receivable                      16,300      87,400
 Gain on sale of property                                 859,800  18,929,700
------------------------------------------------------------------------------
                                                        5,244,600  24,455,900
------------------------------------------------------------------------------
Expenses:
 Interest                                                             965,300
 Depreciation and amortization                            943,400   1,146,800
 Property operating:
 Affiliates                                               270,300     252,700
 Nonaffiliates                                            529,500     490,600
 Real estate taxes                                        409,500     450,700
 Insurance--Affiliate                                      40,800      59,100
 Repairs and maintenance                                  377,900     397,000
 General and administrative:
 Affiliates                                                39,900      33,900
 Nonaffiliates                                            122,100     121,000
------------------------------------------------------------------------------
                                                        2,733,400   3,917,100
------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishment of debt                                 2,511,200  20,538,800
Extraordinary (loss) on early extinguishment of debt                 (914,300)
------------------------------------------------------------------------------
Net income                                             $2,511,200 $19,624,500
------------------------------------------------------------------------------
Net income allocated to General Partners               $  270,000 $   458,100
------------------------------------------------------------------------------
Net income allocated to Limited Partners               $2,241,200 $19,166,400
------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishment of debt allocated to Limited Partners
 per Unit (70,000 Units issued and outstanding)        $    32.02 $    286.70
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units issued and outstanding)                 $    32.02 $    273.81
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1995          1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $ 2,511,200  $ 19,624,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                           943,400     1,146,800
 (Gain) on sale of property                             (859,800)  (18,929,700)
 Forgiveness of principal on mortgage loan
  receivable                                              20,000
 Extraordinary loss on early extinguishment of debt                    914,300
 Changes in assets and liabilities:
  Decrease in rents receivable                            48,100        19,400
  Decrease in other assets                                39,400        23,900
  Increase in accounts payable and accrued expenses      287,000       294,200
  Increase in due to Affiliates                           19,000         4,000
  Increase (decrease) in other liabilities                   100      (155,900)
-------------------------------------------------------------------------------
   Net cash provided by operating activities           3,008,400     2,941,500
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                        5,163,800    43,267,800
 Payments for capital and tenant improvements            (79,500)     (438,600)
 Proceeds from retirement of mortgage loan
  receivable                                           1,044,000
 (Increase) in escrow deposits                                        (119,200)
 Maturity of restricted certificate of deposit                          75,000
-------------------------------------------------------------------------------
   Net cash provided by investing activities           6,128,300    42,785,000
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable                      (21,611,600)
 Prepayment cost on mortgage loan payable                             (914,300)
 Distributions paid to Partners                       (7,805,800)  (17,601,000)
 (Decrease) increase in security deposits                (44,700)       11,200
-------------------------------------------------------------------------------
   Net cash (used for) financing activities           (7,850,500)  (40,115,700)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents              1,286,200     5,610,800
Cash and cash equivalents at the beginning of the
 period                                                8,356,100    10,171,300
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 9,642,300  $ 15,782,100
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                                      $965,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The 1994 financial statements included the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and was operated under the common control of the Managing General Partner prior to its sale on April 6, 1994. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and capital was included in the financial statements.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Unit Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Unit Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Unit Holders exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Unit Holders pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Unit Holders pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Unit Holders and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarter and nine months ended September 30, 1995, the General Partners were entitled to a Partnership Management Fee, and accordingly, Net Profits from operations of $83,600 and $261,400, respectively. For the quarter and nine months ended September 30, 1995, the General Partners were allocated a Net (Loss) from the sale of a Partnership property of $(200) and Net Profits from the sale of a Partnership property of $8,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $100,600  $254,200   $ 76,200
Reimbursement of property insurance premiums, at
 cost                                               11,200    40,800       None
Real estate commissions (a)                           None      None     37,700
Reimbursement of expenses, at cost:
 (1) Accounting                                      7,000    18,300      8,100
 (2) Investor communication                          1,900     5,800      9,700
 (3) Legal                                          21,700    36,100        900
 (4) Mortgage servicing                               None      None      1,600
-------------------------------------------------------------------------------
                                                  $142,400  $355,200   $134,200
-------------------------------------------------------------------------------

(a) As of September 30, 1995, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partners may receive payment of a real estate commission upon the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to the Unit Holders from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Revco D. S., Inc. ("Revco"), a drug store company, of which a 20% ownership interest was acquired by Zell Chilmark Fund L.P., an Affiliate of the Managing General Partner, on September 1, 1992, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the quarter and nine months ended September 30, 1995, Revco paid rent of $10,300 and $39,100, respectively. The rents paid by Revco are comparable to those paid by other tenants at Walker Springs Plaza Shopping Center.

3. INVESTMENT IN MORTGAGE LOAN RECEIVABLE:

On April 30, 1986, the Partnership acquired a first mortgage loan with an aggregate outstanding principal balance of $1,064,000. The loan was purchased at a discount of $50,700, which amount was amortized over the life of the loan. The real property mortgaged by this loan was held as collateral under a loan agreement. In addition, payment of the mortgage loan was guaranteed by the original holder of the loan if the borrower were to be declared in default by the Partnership. As of December 31, 1994, the loan balance remained at $1,064,000, earning interest at a rate of 10%. The maturity date of this mortgage loan investment, which was September 1, 1993, was extended until December 31, 1994 and then again to January 31, 1995. All unpaid interest and an extension fee of 1.5% of the principal balance were received from the obligor of the loan as consideration for the extension from September 1, 1993 to December 31, 1994. On February 24, 1995, the Partnership received $1,060,300, including $16,300 in accrued interest from January 1, 1995, in full satisfaction of this mortgage loan receivable.

4. PROPERTY SALE:

On June 16, 1995 the Partnership sold its interest in the Tuckerstone Commons / Rooker Royal I & II Warehouses, located in Atlanta, Georgia, for a sale price of $5,300,000. The Partnership incurred selling expenses of $136,200, including $21,500 in legal expenses paid to an Affiliate of the Managing General Partner. The Partnership received net sale proceeds of $5,163,800. The net gain reported by the Partnership for financial statement purposes was $859,800. For tax reporting purposes the Partnership will report a net gain of approximately $1,940,000 for the year ending December 31, 1995. This sale was an all-cash sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated with respect to comparisons between periods. Results of net income and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes the results generated from such real property interests. Accordingly, rental income, debt service, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline, but will continue to comprise the significant components of net income and cash flows (as defined by GAAP) as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, repayment of mortgage loans payable, making capital improvements to the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters    For the Nine Months
                                  Ended                Ended
                            9/30/95  9/30/94    9/30/95    9/30/94
---------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues             $567,900 $560,100  $1,744,700 $1,651,300
---------------------------------------------------------------------
Property net income (loss)  $107,400 $(56,000) $  353,500 $ (128,800)
---------------------------------------------------------------------
Average occupancy               100%     100%        100%        97%
---------------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues             $313,600 $337,200  $  980,800 $  986,200
---------------------------------------------------------------------
Property net income         $124,800 $169,000  $  403,200 $  410,600
---------------------------------------------------------------------
Average occupancy                88%      96%         90%        96%
---------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues             $271,800 $270,800  $  782,800 $  823,100
---------------------------------------------------------------------
Property net income         $149,100 $118,800  $  390,600 $  400,200
---------------------------------------------------------------------
Average occupancy               100%     100%        100%        98%
---------------------------------------------------------------------

TUCKERSTONE COMMONS/ROOKER ROYAL I & II WAREHOUSES (B)
Rental revenues             $(3,100) $180,400 $380,000 $  477,200
-----------------------------------------------------------------
Property net (loss) income  $(6,600) $ 94,900 $171,200 $  179,500
-----------------------------------------------------------------
Average occupancy             (b)         90%   (b)           86%
-----------------------------------------------------------------
EL PASO NATURAL GAS BUILDING (C)
Rental revenues                                        $1,003,400
-----------------------------------------------------------------
Property net income                                    $  324,100
-----------------------------------------------------------------
Average occupancy                                         (c)
-----------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Tuckerstone Commons / Rooker Royal I & II Warehouses ("Rooker") was sold on June 16, 1995. The property net income excludes the gain or loss from the sale of the property which was included in the Statements of Income and Expenses for the quarter and nine months ended September 30, 1995.
(c) El Paso Natural Gas Building ("El Paso") was sold on April 6, 1994. The property net income excludes the gain or loss from the sale of the property and a mortgage prepayment penalty which were included in the Statements of Income and Expenses for the nine months ended September 30, 1994.

Net income for the Partnership increased $53,100 for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994 and decreased $17,113,300 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The increase in net income for the quarterly periods under comparison was primarily due to the absence of mortgage interest expense of $170,700 at Brookwood Metroplex Office Buildings I and II ("Brookwood"), as a result of the payoff, on October 3, 1994, of the mortgage loan collateralizing Brookwood, partially offset by the effect of the sale of Rooker on June 16, 1995 (property net income of $94,900 for the quarter ended September 30, 1994) and lower income earned of $29,100 on the mortgage loan receivable as a result of the payoff of the loan on February 24, 1995. The decrease in net income for the nine-month periods under comparison was primarily due to the sale of El Paso on April 6, 1994, (net gain on the sale of $18,015,400 after the mortgage prepayment penalty and property net income of $324,100) and lower income earned of $71,100 on the mortgage loan receivable. The decrease in the nine-month period was partially offset by the net gain on the sale of Rooker of $859,800 and the absence of interest expense of $511,900 on the mortgage loan collateralized by Brookwood. For further discussion regarding the sale of Partnership properties see notes (b) and (c) to the comparative operating results table presented above as well as the Notes to Financial Statements in this report and the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994. The sales of these properties

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) accounted for the significant decreases in rental income, interest expense and depreciation and amortization.

Net income before extraordinary loss on early extinguishment of debt, exclusive of sold properties, mortgage interest expense and interest income on the mortgage loan receivable decreased $6,000 or 1%, and $49,000 or 3%, respectively, for the quarterly and nine-month periods under comparison. The decrease for the quarterly periods under comparison was due to lower operating results at Old Mill Place Shopping Center ("Old Mill") and Brookwood of $44,200 and $7,300, respectively, partially offset by: 1) increased operating results at Walker Springs Plaza Shopping Center ("Walker Springs") of $30,300; 2) an increase in interest income earned on short-term investments of $8,900 due to an increase in the average interest rate earned on these investments and 3) a decrease in general and administrative expenses primarily due to lower data processing costs and legal fees, partially offset by an increase in other professional service fees. The decrease for the nine-month periods under comparison was due to lower operating results at Brookwood, Walker Springs and Old Mill of $29,600, $9,600 and $7,400, respectively, as well as an increase in general and administrative expenses of $7,400 due to increases in professional service fees and printing costs, partially offset by lower data processing costs and legal fees.

The following comparative discussion includes only the operating results of the Partnership's three remaining property investments.

Rental revenues decreased $14,800, or 1%, for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994 and increased $47,700 or 1%, for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The primary factor which caused the decrease in rental revenues for the quarterly periods under comparison was the lower average occupancy rate at Old Mill. The primary factor which impacted rental revenues for the nine-month periods under comparison was increased rental revenues at Brookwood due to an increase in tenant expense reimbursements as a result of reimbursements in 1995 which included prior year reimbursements that were greater than had been previously estimated and an increase in the average base rental rates charged to new and renewing tenants. Partially offsetting the increase in nine-month rental revenues was lower tenant expense reimbursements at Walker Springs as a result of reimbursements in 1994 which included prior year reimbursements that were greater than had been previously estimated as well as a decrease in 1995 expenses which are reimbursable from tenants.

Property operating expenses increased $38,100 and $89,600, respectively, for the comparable periods. The primary factors which caused the decreases in property operating expenses were increases in utility costs, property management and leasing fees and professional service costs at Brookwood and professional service costs at Old Mill.

Depreciation and amortization expense decreased $12,100 for the quarterly period and increased $45,900 for the nine-month period. The decrease in the quarterly period is due to the fact that the periodic depreciation and amortization expense for certain assets whose depreciable and amortizable lives has expired during 1995 exceeds the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1995. Depreciation and amortization expense increased for the nine-month period as a result of the 1995 write-off of the unamortized acquisition costs on the mortgage loan collateralized by Brookwood, which was paid off in October 1994.

Real estate tax expense decreased $1,800 and $26,900 for the quarter and nine months ended September 30, 1995, when compared to the quarter and nine months ended September 30, 1994, respectively. The decreases were primarily due to the receipt of a partial refund of 1993 real estate taxes as well as to a lower real estate tax liability in 1995 for Walker Springs as a result of a lower assessment. Partially offsetting the decrease was an increase in real estate taxes for Old Mill due to projected increases in the assessed value and tax rate.

Insurance expense decreased $3,500 and $10,400, respectively, during the quarter and nine months ended September 30, 1995, when compared to the comparable 1994 periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

Repairs and maintenance expense decreased $14,300 and $3,900, respectively, for the quarter and nine months ended September 30, 1995, when compared to the comparable 1994 periods. The decreases were primarily due to nonrecurring expenses incurred in 1994 such as emergency roof repairs and aerial photographs at Old Mill and driveway and parking lot repair and restriping at Walker Springs. Partially offsetting the decreases was increased repair and maintenance expenses at Brookwood during 1995 due to additional landscaping as well as an increase in the cost of janitorial services.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                     Comparative Cash Flow
                                                        Results for the
                                                       Nine Months Ended
                                                      9/30/95      9/30/94
------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 2,594,800  $  2,522,800
Items of reconciliation:
 Forgiveness of principal on mortgage loan
  receivable                                             20,000
Principal payments on mortgage loan payable                           233,100
Decrease in current assets                               87,500        43,300
Increase in current liabilities                         306,100       142,300
------------------------------------------------------------------------------
Net cash provided by operating activities           $ 3,008,400  $  2,941,500
------------------------------------------------------------------------------
Net cash provided by investing activities           $ 6,128,300  $ 42,785,000
------------------------------------------------------------------------------
Net cash (used for) financing activities            $(7,850,500) $(40,115,700)
------------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of $72,000 for the nine months ended September 30, 1995 when compared to nine months ended September 30, 1994 was primarily due to an increase in net income, exclusive of gains on sale of properties and the effects of depreciation and amortization expense, which components have been previously discussed, as well as the absence of principal payments on the mortgage loan collateralized by El Paso.

The increase in the Partnership's cash position as of September 30, 1995 when compared to December 31, 1994 was primarily due to the proceeds received from the sale of Rooker, the net cash provided by operating activities and the net cash received on the retirement of the mortgage loan receivable exceeding the distributions paid to Partners and the payments for capital and tenant improvements and leasing costs. The liquid assets of the Partnership as of September 30, 1995, are comprised of undistributed Sale Proceeds and undistributed cash provided by operating activities retained for working capital purposes.

Net cash provided by operating activities increased $66,900 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This increase was primarily due to an increase in the cash provided by operating activities of Brookwood and Walker Springs partially offset by the absence of operating results generated from El Paso and lower cash provided by operating activities at Old Mill as well as Rooker due to the sale of Rooker in June 1995.

Net cash provided by investing activities decreased $36,656,700 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This decrease was primarily due to the fact that the net proceeds received on the sale of El Paso in April 1994 were greater than the net proceeds received on the retirement of the mortgage loan receivable and the sale of Rooker in February and June 1995, respectively. Partially offsetting the decrease in net cash provided by investing activities was the decrease in payments made for capital and tenant improvements and leasing costs of $359,100. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1995, the Partnership spent $79,500 for capital and tenant improvements and leasing costs and has budgeted to spend $310,000 during the remainder of 1995. Of the remaining budgeted amount approximately, $200,000, $95,000, and $15,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Walker Springs, Brookwood and Old Mill, respectively. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On February 24, 1995, the Partnership received $1,060,300, including $16,300 in accrued interest from January 1, 1995, in full satisfaction of the mortgage loan receivable.

On June 16, 1995 the Partnership sold its interest in Rooker, located in Atlanta, Georgia, for a sale price of $5,300,000. The Partnership incurred selling expenses of $136,200, including $21,500 in legal expenses paid to an Affiliate of the Managing General Partner. The Partnership received net sale proceeds of $5,163,800. The Partnership distributed $5,250,000, or $75 per Unit, as Sale Proceeds to the Limited Partners in August 1995.

Net cash used for financing activities changed from $40,115,700 for the nine months ended September 30, 1994 to $7,850,500 for the nine months ended September 30, 1995. This change was primarily due to the payoff of the mortgage loan collateralized by El Paso, including a prepayment penalty, and the distributions paid to Partners in 1994 exceeding the distributions paid to Partners in 1995. Partially offsetting the change was a decrease in security deposits, primarily as a result of the sale of Rooker.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $10.75 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
          (a) Exhibits:  Financial Data Schedule

          (b) Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

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


                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                         BY: FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER


Date: November 14, 1995   By: /s/    DOUGLAS CROCKER II
                              -------------------------------------
                                     DOUGLAS CROCKER II
                              President and Chief Executive Officer


Date: November 14, 1995   By: /s/      NORMAN M. FIELD
                              --------------------------------------
                                       NORMAN M. FIELD
                              Vice President - Finance and Treasurer