Form 10-K
period 1995-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1996-04-01
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                 December 31, 1995
                                ----------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     -----------------------------------------

      Commission file number                         0-12537
                             -------------------------------------------------

              First Capital Income Properties, Ltd. - Series VIII
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                                      59-2192277
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------       ----------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code             (312) 207-0020
                                                              ----------------

Securities registered pursuant to Section 12(b) of the Act:         NONE
                                                              ----------------

Securities registered pursuant to Section 12(g)
of the Act:                                          Limited Partnership Units
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

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated July 28, 1982, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-78064), is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated June 16, 1995, reporting the sale of the Tuckerstone Commons / Rooker Royal I & II Warehouses, located in Atlanta, Georgia, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated April 6, 1994, reporting the sale of the El Paso Natural Gas Building, located in El Paso, Texas, is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
- ------------------------

                                    PART I

ITEM 1. BUSINESS
- ------- --------

The registrant, First Capital Income Properties, Ltd. - Series VIII (the "Partnership") is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law. The Partnership sold $70,000,000 in Limited Partnership Units (the "Units") to the public from August 1982 to December 1982, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-78064). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate, such as mortgage loans on real estate. From January 1983 to October 1984, the Partnership made six real property investments and purchased a 50% interest in a joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint venture, prior to dissolution, was operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In addition, in April 1986 the Partnership purchased four mortgage loan investments. As of December 31, 1995: 1) the Partnership sold or disposed of three real property investments; 2) the Partnership and its affiliate dissolved the joint venture as a result of the sale of the real property investment and 3) all four of the mortgage loan investments were repaid to the Partnership. (See
Note 6 in Notes to Financial Statements for more information regarding the sale or disposition of Partnership properties and Note 3 in Notes to Financial Statements for more information regarding the repayment of the last mortgage loan investment.)

Property management services for the Partnership's real estate investments are provided by Affiliates of the Managing General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were seven employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2. PROPERTIES(a)(b)
- ------- ----------------

As of December 31, 1995, the Partnership directly owned the following three property interests, all of which were owned in fee simple.

                                                   Net Leasable    Number of
      Property Name               Location         Sq. Footage    Tenants (c)
- -------------------------   --------------------   ------------   -----------
Shopping Centers:
- -----------------
Walker Springs Plaza        Knoxville, Tennessee     161,405         10(5)

Old Mill Place              San Antonio, Texas       153,018         22(1)

Office Building:
- ----------------
Brookwood Metroplex
  Office Buildings I & II   Birmingham, Alabama      207,664         24(1)

- ------- ----------------------------

        (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

        (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 18 years to 39 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate taxes for Walker Springs Plaza, Old Mill Place and Brookwood Metroplex Office Buildings I & II were $147,000, $214,900, $143,700, respectively, for the year ended December 31, 1995. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

        (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

     Property Name           1995       1994       1993       1992       1991
- -------------------------   ------     ------     ------     ------     ------
Walker Springs Plaza         100%       100%        99%        99%        97%

Old Mill Place                85%        92%        96%        97%        95%

Brookwood Metroplex
  Office Buildings I & II    100%       100%        93%        94%        94%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

     Property Name           1995       1994       1993       1992       1991
- -------------------------   ------     ------     ------     ------     ------
Walker Springs Plaza        $5.22      $5.14      $4.91      $4.68      $4.17

Old Mill Place              $7.86      $8.00      $8.12      $7.59      $8.02

Brookwood Metroplex
  Office Buildings I & II  $10.32     $10.29      $9.95      $9.63      $9.59

- ------- ----------------------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:



                               Partnership's Share of per                  Percentage
                               Annum Base Rents (a) for                    of Net        Renewal
                               --------------------------                  Leasable      Options
                                             Final Twelve    Expiration    Square        (Renewal
                                              Months of      Date of       Footage       Options /
                               1996             Lease        Lease         Occupied      Years)
                               ----------    ------------    ----------    ----------    ---------
Walker Springs Plaza
- --------------------
Stein Mart
 (department store)            $  195,000    $  195,000       2/28/1999       24%          1 / 5
Books-A-Million (b)
 (book store)                  $  114,700    $  114,700       3/31/1998       22%          2 / 5
Big Lots
 (discount department store)   $  120,000    $  120,000       4/30/1998       16%          None
Steinberg's
 (appliance store)             $  108,900    $  108,900       3/31/1997       11%          2 / 5
Revco D. S., Inc.
 (drugstore)                   $   41,000    $   41,000       3/31/1998       10%          2 / 5

Old Mill Place
- --------------
Kroger (c)
 (grocery store)               $  280,600    $  280,600       8/31/2000       28%          6 / 5

Brookwood Metroplex
 Office Buildings I & II
- ------------------------
Vulcan Materials Co.
 (construction material and
 chemical manufacturer)        $1,254,000    $1,248,700      12/31/1998       66%          2 / 5

        (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1996 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

        (b) Space is sublet from Kroger. Pursuant to lease, Kroger is lessee.

        (c) This tenant does not physically occupy any space at this property but continues to pay rent under the terms of its lease.

- ------- ----------------------

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2005:

                             Number                 Base Rents
                              of                    in Year of       % of Total
                   Year     Tenants  Square Feet  Expiration (a)  Base Rents (b)
                ---------   -------  -----------  --------------  -----------
                   1996          12     27,866     $  209,200         5.68%
                   1997          11     56,150     $  174,700         5.34%
                   1998          17    231,188     $1,514,200        54.20%
                   1999           5     62,510     $  181,300        18.80%
                   2000           4     53,341     $  219,600        32.61%
                   2001           2     16,620     $   10,100         2.52%
                   2002           1      2,500     $   23,300         6.33%
                   2003           1      3,465     $   27,700         8.75%
                   2004           1      8,352     $   33,600        15.13%
                   2005           1      9,610     $  115,300        61.19%


        (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

        (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS
- ------- -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

(a,b,c & d)    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- ------- ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 7,239 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA
- ------- -----------------------

                                                   For the Years Ended December 31,
                                  --------------------------------------------------------------------
                                      1995          1994         1993         1992           1991
                                  ------------  -----------  -----------  -------------  -------------
Total revenues                    $  6,518,500  $25,877,800  $ 9,462,300  $   9,729,500  $   9,781,700

Net income (loss)                 $    942,700  $19,957,100  $  (517,900) $    (751,800) $     883,400

Net income (loss)
 allocated to
 Limited Partners (a)             $    775,700  $19,423,400  $  (778,900) $    (907,000) $     688,900

Net income (loss)
 allocated to Limited
 Partners per Unit
 (70,000 Units issued
 and outstanding)(a)              $      11.08  $    277.48  $    (11.13) $      (12.96) $        9.84

Total assets                      $ 33,910,000  $41,343,100  $68,570,400  $  73,171,600  $  78,041,900

Mortgage loans payable                    None         None  $28,611,600  $  29,803,400  $  32,319,700

Distributions to Limited
 Partners per Unit
 (70,000 Units issued
 and outstanding)(b)              $     119.36  $    255.00  $     36.78  $       22.50  $       25.00

Return of capital
 to Limited Partners
 per Unit (70,000 Units
 issued and outstanding)(c)       $     108.28         None  $     36.78  $       22.50  $       15.16

Other data:
- -----------
Investment in
 commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)                    $ 24,393,400  $31,547,600  $56,374,800  $  63,912,500  $  71,486,900

Investment in mortgage
 loan receivable (net of
 unearned discount)                       None  $ 1,064,000  $ 1,064,000  $   1,064,000  $   1,063,300

- ------- -----------------------------------

                                                   For the Years Ended December 31,
                                  --------------------------------------------------------------------
                                      1995          1994         1993         1992           1991
                                  ------------  -----------  -----------  -------------  -------------
Number of real
 property interests
 owned at December 31                        3            4            5              7              7

        (a) Net income (loss) allocated to Limited Partners for 1994 and 1993 included an extraordinary (loss) on early extinguishment of debt.

        (b) Distributions to Limited Partners per Unit for the years ended December 31, 1995 and 1994 included Sale Proceeds of $75.00 and $215.00, respectively.

        (c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP").

                                                   For the Years Ended December 31,
                                  --------------------------------------------------------------------
                                      1995          1994         1993         1992           1991
                                  ------------  -----------  -----------  -------------  -------------
Cash Flow (as defined
 in the Partnership
 Agreement) (a)                   $  3,319,400  $ 3,380,200  $ 3,248,600  $   3,520,600  $   3,132,400

Items of reconciliation:

Forgiveness of principal
 on mortgage loan
 receivable                             20,000

Principal payments on
 mortgage loans payable                             233,100      903,500        123,100        233,700

Amortization of
 discount on mortgage
 loans receivable                                                                  (700)        (1,500)

Changes in current assets
 and liabilities:

Decrease (increase)
 in current assets                      48,100       39,700      234,100        (24,500)        (7,300)

Increase (decrease)
 in current liabilities                313,700     (205,200)    (380,200)       179,200        361,600
                                  ------------  -----------  -----------  -------------  -------------

 Net cash provided by
  operating activities            $  3,701,200  $ 3,447,800  $ 4,006,000  $   3,797,700  $   3,718,900
                                  ============  ===========  ===========  =============  =============

- ------- -----------------------------------

                                                   For the Years Ended December 31,
                                  --------------------------------------------------------------------
                                      1995          1994         1993         1992           1991
                                  ------------  -----------  -----------  -------------  -------------
Net cash provided
 by (used for)
 investing activities             $  5,880,300  $ 42,840,500  $  (301,500) $   3,116,300  $    (520,000)
                                  ============= ============= ============ ============== ==============

Net cash (used for)
 financing activities             $ (8,689,500) $(48,103,500) $  (363,000) $  (4,641,700) $  (1,654,200)
                                  ============= ============= ============ ============== ==============

        (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures made from Offering proceeds and the General Partners' Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A - 1 through A - 7 in this report and the supplemental schedule on pages A - 8 and A - 9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on August 9, 1982, and began operations on September 2, 1982, after reaching the required minimum subscription level. In December 1982, the Offering was Terminated upon the sale of 70,000 Units. From January 1983 to October 1984, the Partnership made six real property investments and purchased a 50% interest in a joint venture ("Joint Venture") which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. The Joint Venture, prior to dissolution, was operated under the common control of the Managing General Partner. In addition, in April 1986, the Partnership purchased four mortgage loan investments.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle by selling five of the seven warehouses situated at Atlanta Gateway Park Industrial Center ("Atlanta Gateway"). During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. As of December 31, 1995: 1) the Partnership sold or disposed of three of its real property investments; 2) the Partnership and its affiliate dissolved the Joint Venture as a result of the sale of the real property investment of the Joint Venture and 3) all four of the mortgage loan investments were repaid to the Partnership.

The past year was disappointing for most retailers throughout the country. Gross margins and consequently profits were negatively impacted as retailers attempted to turn inventories. The prospects for expansion in 1996 are also minimal, if nonexistent. The poor sales performance of retailers has resulted in less demand for store space, further retailer consolidations and an increased number of bankruptcies. Factors utilized by prospective property purchasers such as higher capitalization and discount rates resulted in lower prices than previously seen in years. In addition, downward pressure on rent, upward pressure on tenant improvement costs and larger reserves for capital expenditures also negatively affected the pricing of retail assets. The Partnership's retail properties, which accounted for 47% of the Partnership's rental revenues for the year ended December 31, 1995, also experienced other issues which have affected the pricing of retail assets. During 1995, Old Mill Place Shopping Center ("Old Mill") experienced an erosion in its occupancy. In addition, while the Partnership continues to collect rent on its anchor space, the anchor tenant space was vacated in December 1995. The Managing General Partner is negotiating with a replacement tenant. While occupancy of this space is critical to performance of the property, this prospective tenant may not attract the same level of traffic to Old Mill as previous anchor tenants. The Partnership is currently marketing Old Mill for sale.

The Partnership's remaining office building has 22 tenants, one of which occupies approximately 66% of the leasable square footage. This tenant's lease expires in December 1998. The tenant has two 5-year options to renew its lease. It is unknown whether the tenant will exercise its renewal option upon the expiration of the lease. As a result of the potential significant vacancy and the costs related to retenanting, the Partnership faces a considerable amount of uncertainty with respect to this property.

The Managing General Partner has historically reviewed significant factors regarding the properties, such as those mentioned above, to determine that the properties are carried at lower of cost or market, and where appropriate has made value impairment adjustments. These factors include, but are not limited to: 1) recent and/or budgeted operating performance; 2) research of market conditions; 3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded (losses) for provisions for value impairment totaling $(2,050,000) for the year ended December 31, 1995. Of this amount, $(1,300,000) relates to one of the Partnership's retail properties and $(750,000) relates to the Partnership's office building. For more details related to these provisions, see Note 7 of Notes to Financial Statements. The Managing General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by GAAP or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                              Comparative Operating Results
                                                           (a)
                                             For the Years Ended December 31,
                                             ---------------------------------
                                                1995       1994        1993
- -------------------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues                              $2,305,800 $2,195,300  $1,875,800
- -------------------------------------------------------------------------------
Property net income (loss) (b)(c)            $  490,700 $  (13,600) $ (385,700)
- -------------------------------------------------------------------------------
Average occupancy                                  100%        98%         89%
- -------------------------------------------------------------------------------
OLD MILL PLACE
Rental revenues                              $1,289,000 $1,303,200  $1,392,100
- -------------------------------------------------------------------------------
Property net income (b)                      $  523,300 $  526,100  $  514,400
- -------------------------------------------------------------------------------
Average occupancy                                   89%        95%         97%
- -------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                          Comparative Operating Results (a)
                                          For the Years Ended December 31,
                                         -----------------------------------
                                            1995        1994        1993
- -----------------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues                          $ 1,067,100 $ 1,082,900 $ 1,026,500
- -----------------------------------------------------------------------------
Property net income                      $   541,800 $   565,100 $   489,900
- -----------------------------------------------------------------------------
Average occupancy                               100%         99%         99%
- -----------------------------------------------------------------------------
TUCKERSTONE COMMONS/ROOKER ROYAL I & II
 WAREHOUSES (D)
Rental revenues                          $   348,000 $   645,900 $   657,100
- -----------------------------------------------------------------------------
Property net income (d)                  $   129,100 $   238,400 $   197,700
- -----------------------------------------------------------------------------
Average occupancy                            (d)             90%         90%
- -----------------------------------------------------------------------------
EL PASO NATURAL GAS
 BUILDING (E)
Rental revenues                                      $ 1,003,400 $ 3,688,100
- -----------------------------------------------------------------------------
Property net income (e)                              $   324,100 $ 1,105,700
- -----------------------------------------------------------------------------
Average occupancy                                           100%        100%
- -----------------------------------------------------------------------------
HAIRSTON/MEMORIAL
 CROSSING SHOPPING
 CENTER (F)
Rental revenues                                                  $   315,700
- -----------------------------------------------------------------------------
Property net (loss) (f)                                          $  (136,600)
- -----------------------------------------------------------------------------
Average occupancy                                                    (f)
- -----------------------------------------------------------------------------
ATLANTA GATEWAY PARK
 INDUSTRIAL CENTER (G)
Rental revenues                                                  $    27,000
- -----------------------------------------------------------------------------
Property net income (g)                                          $    21,100
- -----------------------------------------------------------------------------
Average occupancy                                                    (g)
- -----------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments or the mortgage loan receivable and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income excludes provisions for value impairment of $750,000 and $1,300,000 on Brookwood Metroplex Office Buildings I & II ("Brookwood") and Old Mill, respectively, which were included in the Statement of Income and Expenses for the year ended December 31, 1995 (see Note 7 of Notes to Financial Statements for additional information).
(c) On October 3, 1994 the Partnership repaid the principal balance of the mortgage loan collateralized by Brookwood in the amount of $7,000,000, along with a prepayment penalty of $210,000. The property net (loss) excludes the prepayment penalty, which was included in the Statement of Income and Expenses for the year ended December 31, 1994 as an extraordinary (loss) on early extinguishment of debt.
(d) Tuckerstone Commons/Rooker Royal I & II Warehouses ("Rooker") was sold on June 16, 1995. The property net income excludes the net gain of $868,800 from the sale of the property, which was included in the Statement of Income and Expenses for the year ended December 31, 1995.
(e) The Joint Venture which owned El Paso Natural Gas Building ("El Paso"), in which the Partnership had a 50% interest, sold El Paso on April 6, 1994. The property net income excludes the Partnership's share of the net gain which was $18,929,600 from the sale of the property and an extraordinary
    (loss) of $914,300 on the early extinguishment of debt, which were included in the Statement of Income and Expenses for the year ended December 31, 1994. In addition, on January 15, 1993 the Joint Venture obtained new financing on El Paso in the amount of $45,000,000. The existing loan on El Paso was paid off in full upon closing of the new loan, along with a prepayment penalty of $540,100. The property net income excludes the prepayment penalty, which was included in the Statement of Income and Expenses for the year ended December 31, 1993 as an extraordinary (loss) on early extinguishment of debt.
(f) Hairston/Memorial Crossing Shopping Center ("Hairston") was sold on August 3, 1993. The property net (loss) excludes the net (loss) of $1,956,500 from the sale of the property, which was included in the Statement of Income and Expenses for the year ended December 31, 1993.
(g) The two remaining warehouses situated at Atlanta Gateway were sold on February 16, 1993. The property net income excludes the net (loss) of $12,700 from the sale of these two warehouses, which was included in the Statement of Income and Expenses for the year ended December 31, 1993.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income for the year ended December 31, 1995 decreased $19,014,400 when compared to the year ended December 31, 1994. The decrease was primarily due to the effects of: 1) the sale of El Paso in 1994; 2) provisions for value impairment recognized in 1995; 3) the absence of the 1994 results of operations from El Paso; 4) the absence in 1995 of a full year of results of operations from Rooker and 5) the absence in 1995 of a full year of interest income earned on the mortgage note receivable. Partially offsetting these effects were the gain on the sale of Rooker and the extraordinary (loss) recognized in 1994 on the early extinguishment of debt on the mortgage loan collateralized by Brookwood. As described above, the Partnership recorded (losses) for provisions for value impairment of $(2,050,000) during 1995. The sale of Rooker (including operating results and the net gain on sale of the property) and the interest income earned on the mortgage loan receivable accounted for net income of $994,200 in 1995, as compared to the sale of El Paso (including operating results and the net gain, after

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) the extraordinary (loss) on the early extinguishment of debt, on the sale of the property), the extraordinary (loss) on the early extinguishment of debt on the mortgage loan collateralized by Brookwood, the operating results of Rooker and the interest income earned on the mortgage loan receivable accounting for net income of $18,484,300 in 1994. For further information, see the table above and the notes thereto as well as Notes 3, 6 and 7 of Notes to Financial Statements.

Excluding the effects on net income of the properties sold, provisions for value impairment, extraordinary (losses) on the early extinguishment of debt and the interest income earned on the mortgage loan receivable, net income for the year ended December 31, 1995 increased $525,600 when compared to the net income for the year ended December 31, 1994. The primary factors contributing to the increase in net income was improved operating results of $504,300 at Brookwood and an increase of $41,200 in interest income as a result of an increase in the rates on and funds available for short-term investments. Partially offsetting the increase in net income was a decrease totaling $26,100 in the operating results of Walker Springs Plaza Shopping Center ("Walker Springs") and Old Mill.

The following comparative discussion includes only the operating results of the Partnership's three remaining property investments.

Rental revenues increased $80,500, or 2%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the increase in rental revenues were an increase of $67,400 and $36,100 in tenant expense reimbursements at Brookwood and Old Mill, respectively, due to reimbursements in 1995, which included prior year reimbursements that were greater than had been previously estimated. Increases in the average occupancy rate and base rental rate charged to new and renewing tenants at Brookwood and Walker Springs also contributed to the increase in rental revenues. Partially offsetting the increase was a decrease of $56,700 in tenant expense reimbursements at Walker Springs, as a result of reimbursements in 1994, which included prior year reimbursements that were greater than had been previously estimated as well as a decrease in 1995 expense reimbursements charged to tenants and a decrease in the average occupancy rate at Old Mill.

Interest expense decreased $515,600 for the year ended December 31, 1995 as compared to 1994 due to the payoff on October 3, 1994 of the mortgage loan collateralized by Brookwood.

Insurance expense decreased $13,900 for the year ended December 31, 1995 when compared to 1994. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Repairs and maintenance expense decreased $13,900 for the year ended December 31, 1995 when compared to the prior year. The decrease was primarily due to nonrecurring expenses incurred in 1994 including emergency roof repairs at Old Mill and driveway and parking lot repair and restriping at Walker Springs. Partially offsetting the decrease was increased repair and maintenance expense at Brookwood during 1995 due to additional landscaping as well as an increase in the cost of janitorial services.

Property operating expense increased $105,100 for the comparable periods. The primary factors which caused the increase in property operating expense were increased utility costs, property management and leasing fees and professional service costs at Brookwood and professional service costs at Old Mill.

Depreciation and amortization expense increased $27,400 for the periods under comparison. The increase was due to the fact that the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1995 exceeded the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1995. In addition, amortization expense increased as a result of the 1995 write-off of the unamortized acquisition costs on the mortgage loan collateralized by Brookwood, which was paid off in October 1994.

Real estate tax expense increased $6,800 for the years under comparison. The increase was primarily due to a tax rate increase at Walker Springs and an increase in the assessed value at Old Mill.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net income for the year ended December 31, 1994 increased $20,475,000 when compared to the net (loss) for the year ended December 31, 1993. The effects of the sales or dispositions of certain Partnership properties during 1994 and 1993 as well as the absence of the net results of operations from these properties and the extraordinary (losses) in 1994 and 1993 on the early extinguishment of debt on the mortgage loans collateralized by Brookwood and El Paso had significant impact on the comparison of net income (loss) for the years under comparison. The sale of El Paso and the extraordinary loss on the early extinguishment of debt on the mortgage loan collateralized by Brookwood during 1994 accounted for net income (including El Paso operating results and net gain on the sale and the (loss) on early extinguishment of debt on the new mortgage loan collateralized by El Paso) of $18,129,400 as compared to the dispositions of certain Partnership properties in 1993 and the extraordinary
(loss) on early extinguishment of debt on the previous mortgage loan collateralized by El Paso which accounted for a net (loss) (including net operating results and the net (loss) on the disposition of these properties) of $(1,519,100). For further information, see the table above and the notes thereto as well as Note 6 of Notes to Financial Statements.

Excluding the effects on net income of the properties sold or disposed of and the extraordinary losses on the early extinguishment of debt, net income for the year ended December 31, 1994 increased $826,600 when compared to the year ended December 31, 1993. The primary factors contributing to the increase in net income were: 1) improved operating results totaling $499,700 at Brookwood, Walker Springs, Rooker and Old Mill; 2) an increase of $257,300 in interest income as a result of an increase in the rates on and funds available for short-term investments and 3) a decrease of $58,400 in general and administrative expenses primarily due to lower professional service fees and printing and mailing expenses. Partially offsetting the increase in net income was a decrease of $21,800 in interest income on the mortgage loan receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

For purposes of the following comparative discussion, the operating results of El Paso, Hairston and Atlanta Gateway have been excluded.

Rental revenues increased $275,800, or 6%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factors which caused the increase in rental revenues were: 1) an increase in the average occupancy rate as well as the base rental rate at Brookwood; 2) increases in tenant expense reimbursements totaling $80,500 at Brookwood, Walker Springs and Rooker primarily due to reimbursements in 1994, which included prior year reimbursements that were greater than had been previously estimated; 3) an increase in the base rental rate at Walker Springs; 4) a decrease in 1994 of $49,000 in the write-offs of tenant receivables deemed uncollectible at Old Mill and 5) the receipt in 1994 of a one-time lease cancellation fee of $14,300 at Brookwood. Partially offsetting the increase in rental revenues was: 1) a decrease in the base rental rate charged to new and renewing tenants as well as a lower average occupancy rate at Old Mill; 2) lower tenant expense reimbursements of $62,100 at Old Mill due to receipts in 1993 of prior years' tenant expense reimbursements and 3) a decrease of $12,900 in the recovery of write-offs of tenant receivables previously deemed uncollectible at Rooker.

Interest expense decreased $266,500 from 1993 to 1994, of which $166,900 was due to the repayment of the mortgage loan collateralized by Brookwood in October 1994 and $99,600 was due to the repayment of the single mortgage loan collateralized by Old Mill and Rooker.

Real estate tax expense decreased $6,900 for the years under comparison. The decrease was primarily due to Walker Springs. In 1993, real estate taxes at the property increased $57,400, when compared to 1992, due to the annexation of the property by the city of Knoxville, which now subjects the property to city taxes as well as county taxes, and an increase in the assessed valuation of the property in 1993. The Managing General Partner paid the 1993 taxes under protest, as taxes were appealed. As a result of this appeal, the assessed valuation of the property was reduced. The 1994 real estate tax expense for this property decreased $45,900 when compared to 1993, which reflected the decrease in the assessed value and included the receipt of a refund of $17,500 for 1993 taxes. The Partnership also received $18,600 in early 1995 as an additional refund of 1993 taxes. Partially offsetting the decrease was an increase of $39,700 at Brookwood due to the fact that 1993 included refunds resulting from the favorable outcome of the Partnership's protest of real estate tax increases at that property relating to the tax years 1991 and 1992.

Repairs and maintenance expense increased $8,400 for the year ended December 31, 1994 when compared to the prior year. The increase was primarily due to higher costs for janitorial services as well as additional expenditures to enhance the appearance of Brookwood.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined breakeven amounts and
(3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The Managing General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data of this report includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $60,800 for the year ended December 31, 1995, when compared to year ended December 31, 1994 was primarily due to the decrease in net income, exclusive of the (loss) from provisions for value impairment, the gains on sale of properties, the 1994 extraordinary (loss) on early extinguishments of debt and the effects of depreciation and amortization expense, which components have been previously discussed, partially offset by the absence of principal payments on the mortgage loan collateralized by El Paso.

The increase in the Partnership's cash position as of December 31, 1995 when compared to December 31, 1994, was primarily due to the net cash provided by operating activities and the net cash received on the retirement of the mortgage loan investment exceeding the distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners and the payments for capital and tenant improvements and leasing costs. The liquid assets of the Partnership as of December 31, 1995, are comprised of undistributed Sale Proceeds and undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities increased $253,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This increase was primarily due to an increase in the cash provided by operating activities of Brookwood, Old Mill and Walker

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
Springs partially offset by the absence of operating results of El Paso and lower cash provided by operating activities at Rooker due to the sale of the property in June 1995.

Net cash provided by investing activities decreased $36,960,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. During the years ended December 31, 1995 and 1994, the Partnership realized proceeds of $6,207,900 and $43,267,700, respectively, from the sales of properties and liquidation of mortgage loan investments. Partially offsetting the decrease in net cash provided by investing activities was the decrease of $239,900 in payments made for capital and tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1995, the Partnership spent $327,600 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $500,000 during the year ending December 31, 1996. This budgeted amount relates to anticipated capital and tenant improvements and leasing costs of approximately: 1) $360,000 at Old Mill; 2) $100,000 at Walker Springs and 3) $40,000 and Brookwood. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On February 24, 1995, the Partnership received $1,060,300, including $16,300 in accrued interest from January 1, 1995, in satisfaction of the mortgage loan receivable.

On June 16, 1995, the Partnership sold its interest in Rooker, located in Atlanta, Georgia, for a sale price of $5,300,000. The Partnership incurred selling expenses of $136,100, including $21,500 in legal expenses paid to an Affiliate of the Managing General Partner. The Partnership received net sale proceeds of $5,163,900. The Partnership distributed $5,250,000, or $75 per Unit, as Sale Proceeds to the Limited Partners in August 1995.

Net cash (used for) financing activities changed from $(48,103,500) for the year ended December 31, 1994 to $(8,689,500) for the year ended December 31, 1995. This change was primarily due to the payoff of the mortgage loan collateralized by El Paso, including a prepayment penalty, and the distributions paid to Partners in 1994 exceeding the distributions paid to Partners in 1995. Partially offsetting the change was a decrease in security deposits, primarily as a result of the sale of Rooker.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash.

As of December 31, 1995, 17 of the 56 tenants at the Partnership's properties have leases totaling 231,188 square feet that expire during 1998. Total base rental revenue budgeted to be collected from these 17 tenants for the year ending December 31, 1996 is $1,827,600. Several of these tenants have at least one option to renew their lease for an additional 5-year term. The base rental rates applicable to these options varies from lease to lease, and are either based on market conditions prevalent at the time of renewal, or are already specified in the original lease. Notwithstanding the rental rates that may be in effect upon the tenants exercising any or all of these options, the Partnership faces a significant amount of uncertainty with respect to the occupancy at its properties in 1998 and possibly beyond. The Managing General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain the occupancy level and rental revenues of the Partnership's portfolio.

Distributions to Limited Partners for the quarter ended December 31, 1995 were declared in the amount of $10.75 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------- -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------- -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

(a) DIRECTORS
    ---------

    The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

       Name                                              Office
       ----                                              ------
    Samuel Zell . . . . . . . . . . . . . . . . . .  Chairman of the Board
    Douglas Crocker II. . . . . . . . . . . . . . .  Director
    Sheli Z. Rosenberg. . . . . . . . . . . . . . .  Director
    Sanford Shkolnik. . . . . . . . . . . . . . . .  Director

    Samuel Zell, 54, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

    Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal

- -------- --------------------------------------------------------------

(a) DIRECTORS (continued)
    ---------------------

    bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

    Sanford Shkolnik, 57, has been a Director of the Managing General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

    The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                       Office
       ----                                       ------
     Douglas Crocker II.................. President and Chief Executive Officer
     Arthur A. Greenberg................. Senior Vice President
     Norman M. Field..................... Vice President - Finance and Treasurer

    PRESIDENT AND CEO- See Table of Directors above.

    Arthur A. Greenberg, 55, has been Senior Vice President of the Managing General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Norman M. Field, 47, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS

    There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

    With the exception of the bankruptcy matters disclosed under Items 10 (a),
    (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the Managing General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------- --------------------------------------------------------------

(a) As of March 1, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 70,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of the Managing General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

(a) Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed, plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1995, these Affiliates were entitled to leasing, property management and supervisory fees of $338,100. In addition, other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of $101,000 for insurance, personnel, and mortgage servicing fees. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, a total of $28,900 was due to Affiliates as of December 31, 1995.

In addition, as of December 31, 1995, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the buildings comprising a portion of Atlanta Gateway. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such

- -------- ----------------------------------------------------------

respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1995 the General Partners were entitled to distributable Cash Flow of $345,000 and allocated Net Profits of $167,000, which included Net Profits from the sale of a Partnership property of $8,700 and a
(loss) from provisions for value impairment of $(186,700).

Revco D. S., Inc. ("Revco"), a drug store company, of which a 20% ownership interest was acquired by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, on September 1, 1992, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the year ended December 31, 1995, Revco paid rent of $49,400. The per square foot rent paid by Revco is comparable to those paid by other tenants at this property.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli
Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and a director of the Managing General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1995, Rosenberg was entitled to $44,700 for legal fees from the Partnership. As of December 31, 1995, no fees were due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------- -----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              MANAGING GENERAL PARTNER


Dated: March 29, 1996     By: /s/ DOUGLAS CROCKER II
      -----------------      -----------------------------------------
                                  DOUGLAS CROCKER II
                               President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    /s/ SAMUEL  ZELL              March 29, 1996    Chairman of the Board
- ----------------------------      --------------    and Director of the
        SAMUEL  ZELL                                Managing General Partner


    /s/ DOUGLAS CROCKER II        March 29, 1996    President, Chief Executive
- ----------------------------      --------------    Officer and Director of the
        DOUGLAS CROCKER II                          Managing General Partner


    /s/ SHELI Z. ROSENBERG        March 29, 1996    Director of the Managing
- ----------------------------      --------------    General Partner
        SHELI Z. ROSENBERG


    /s/ SANFORD  SHKOLNIK         March 29, 1996    Director of the Managing
- ----------------------------      --------------    General Partner
        SANFORD  SHKOLNIK


    /s/ NORMAN M. FIELD           March 29, 1996    Vice President - Finance
- ----------------------------      --------------    and Treasurer
        NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                             Pages
                                                         -------------

Report of Independent Certified Public Accountants           A - 2

Balance Sheets at December 31, 1995 and 1994                 A - 3

Statements of Partners' Capital for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 3

Statements of Income and Expenses for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                          A - 4

Notes to Financial Statements                            A - 5 to A - 7


                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation
      as of December 31, 1995                            A - 8 and A - 9


All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-30 of the Partnership's definitive Prospectus dated July 28, 1982; Registration Statement No. 2-78064, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10) Material Contracts
- ------------

(a) Real Estate Sale Agreement for the sale of the Partnership's interest in the Tuckerstone Commons / Rooker Royal I & II Warehouses filed as an exhibit to the Partnership's Report on Form 8-K dated June 16, 1995, is incorporated herein by reference.

(b) Real Estate Sale Agreements for the sale of the Partnership's investment in the El Paso Natural Gas Building filed as an exhibit to the Partnership's Report on Form 8-K dated April 6, 1994, is incorporated herein by reference.

(c) Loan Agreement for the refinancing of the Partnership's investment in the El Paso Natural Gas Building filed as an exhibit to the Partnership's Report on Form 8-K dated January 15, 1993, is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders
- ------------

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule
- ------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Partners
First Capital Income Properties, Ltd. - Series VIII
Chicago, Illinois


We have audited the balance sheets of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1995 and 1994, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles. We have also audited Schedule III of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                              Grant Thornton LLP


Chicago, Illinois
February 15, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                       1995          1994
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $  6,086,700  $  7,260,400
 Buildings and improvements                          29,524,100    36,197,000
- ------------------------------------------------------------------------------
                                                     35,610,800    43,457,400
 Accumulated depreciation and amortization          (11,217,400)  (11,909,800)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      24,393,400    31,547,600
Investment in mortgage loan receivable                              1,064,000
- ------------------------------------------------------------------------------
                                                     24,393,400    32,611,600
Cash and cash equivalents                             9,248,100     8,356,100
Rents receivable                                        255,300       259,700
Other assets (net of accumulated amortization on
 loan acquisition costs of $163,300 and $104,500,
 respectively)                                           13,200       115,700
- ------------------------------------------------------------------------------
                                                    $33,910,000  $ 41,343,100
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $    572,300  $    237,900
 Due to Affiliates                                       66,600       115,200
 Security deposits                                       63,200       110,800
 Distributions payable                                  836,100       777,800
 Other liabilities                                       32,800         4,900
- ------------------------------------------------------------------------------
                                                      1,571,000     1,246,600
- ------------------------------------------------------------------------------
Partners' capital:
 General Partners                                                     178,000
 Limited Partners (70,000 Units, issued and
  outstanding)                                       32,339,000    39,918,500
- ------------------------------------------------------------------------------
                                                     32,339,000    40,096,500
- ------------------------------------------------------------------------------
                                                    $33,910,000  $ 41,343,100
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner     Partners       Total
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                        $ (19,500) $ 41,698,600  $ 41,679,100
Net income (loss) for the year ended
 December 31, 1993                        261,000      (778,900)     (517,900)
Distributions for the year ended
 December 31, 1993                       (286,100)   (2,574,600)   (2,860,700)
- ------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1993                                 (44,600)   38,345,100    38,300,500
Net income for the year ended December
 31, 1994                                 533,700    19,423,400    19,957,100
Distributions for the year ended
 December 31, 1994                       (311,100)  (17,850,000)  (18,161,100)
- ------------------------------------------------------------------------------
Partners' capital, December 31, 1994      178,000    39,918,500    40,096,500
Net income for the year ended December
 31, 1995                                 167,000       775,700       942,700
Distributions for the year ended
 December 31, 1995                       (345,000)   (8,355,200)   (8,700,200)
- ------------------------------------------------------------------------------
Partners' capital, December 31, 1995    $       0    32,339,000    32,339,000
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                               1995       1994         1993
- -------------------------------------------------------------------------------
 Income:
 Rental                                     $4,993,200 $ 6,232,700  $8,982,300
 Interest on short-term investments            640,200     599,000     341,700
 Interest on mortgage loan receivable           16,300     116,500     138,300
 Gain on sale of property                      868,800  18,929,600
- -------------------------------------------------------------------------------
                                             6,518,500  25,877,800   9,462,300
- -------------------------------------------------------------------------------
 Expenses:
 Interest                                                  969,000   2,689,600
 Depreciation and amortization               1,195,500   1,461,500   2,160,700
 Property operating:
  Affiliates                                   359,300     367,700     426,000
  Nonaffiliates                                686,600     619,300     676,000
 Real estate taxes                             536,500     566,600     615,600
 Insurance--Affiliate                           52,500      78,800      86,600
 Repairs and maintenance                       495,800     535,500     560,000
 General and administrative:
  Affiliates                                    51,400      80,600      45,100
  Nonaffiliates                                148,200     117,400     211,300
 Loss on sale and disposition of
  properties                                                         1,969,200
 Provisions for value impairment             2,050,000
- -------------------------------------------------------------------------------
                                             5,575,800   4,796,400   9,440,100
- -------------------------------------------------------------------------------
 Net income before extraordinary (loss) on
  early extinguishment of debt                 942,700  21,081,400      22,200
 Extraordinary (loss) on early
  extinguishment of debt                                (1,124,300)   (540,100)
- -------------------------------------------------------------------------------
 Net income (loss)                          $  942,700 $19,957,100  $ (517,900)
- -------------------------------------------------------------------------------
 Net income allocated to General Partners   $  167,000 $   533,700  $  261,000
- -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited
  Partners                                  $  775,700 $19,423,400  $ (778,900)
- -------------------------------------------------------------------------------
 Net income (loss) before extraordinary
  (loss) on early extinguishments of debt
  allocated to Limited Partners per Unit
  (70,000 Units issued and outstanding)     $    11.08 $    293.25  $    (3.49)
- -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited
  Partners per Unit (70,000 Units issued
  and outstanding)                          $    11.08 $    277.48  $   (11.13)
- -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                              1995        1994         1993
- --------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income (loss)                         $  942,700  $19,957,100  $  (517,900)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization             1,195,500    1,461,500    2,160,700
  (Gain) loss on sale and disposition of
   properties                                (868,800) (18,929,600)   1,969,200
  Provisions for value impairment           2,050,000
  Forgiveness of principal on mortgage
   loan receivable                             20,000
  Extraordinary loss on early
   extinguishment of debt                                1,124,300      540,100
  Changes in assets and liabilities:
   Decrease in rents receivable                 4,400       31,400      111,300
   Decrease in other assets                    43,700        8,300      122,800
   Increase (decrease) in accounts
    payable and accrued expenses              334,400      (74,600)    (509,900)
   (Decrease) increase in due to
    Affiliates                                (48,600)      28,700        4,700
   Increase (decrease) in other
    liabilities                                27,900     (159,300)     125,000
- --------------------------------------------------------------------------------
    Net cash provided by operating
     activities                             3,701,200    3,447,800    4,006,000
- --------------------------------------------------------------------------------
 Cash flows from investing activities:
 Payments for capital and tenant
  improvements                               (327,600)    (567,500)    (500,600)
 Proceeds from the sale of property         5,163,900   43,267,700
 Proceeds from retirement of mortgage
  loan receivable                           1,044,000
 Decrease in escrow deposits                                65,300      287,700
 Maturity of (investment in) restricted
  certificate of deposit                                    75,000      (75,000)
 Costs incurred on sale and disposition
  of properties                                                         (13,600)
- --------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                   5,880,300   42,840,500     (301,500)
- --------------------------------------------------------------------------------
 Cash flows from financing activities:
 Distributions paid to Partners            (8,641,900) (18,378,800)  (2,303,200)
 (Decrease) increase in security
  deposits                                    (47,600)      11,200      (25,200)
 Principal payments on mortgage loans
  payable                                              (28,611,600) (19,821,600)
 Prepayment cost on mortgage loans
  payable                                               (1,124,300)    (540,100)
 Proceeds from the issuance of mortgage
  loan payable                                                       22,500,000
 Payment of loan acquisition costs                                     (397,900)
 Refund of loan commitment fee                                          225,000
- --------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                            (8,689,500) (48,103,500)    (363,000)
- --------------------------------------------------------------------------------
 Net increase (decrease) in cash and
  cash equivalents                            892,000   (1,815,200)   3,341,500
 Cash and cash equivalents at the
  beginning of the year                     8,356,100   10,171,300    6,829,800
- --------------------------------------------------------------------------------
 Cash and cash equivalents at the end of
  the year                                 $9,248,100  $ 8,356,100  $10,171,300
- --------------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the year                         $ 1,025,900  $ 2,766,900
- --------------------------------------------------------------------------------

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

Preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The 1994 and 1993 financial statements included the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property which was operated under the common control of the Managing General Partner prior to its sale on April 6, 1994. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and capital was included in the financial statements.

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Rental guarantees from the sellers of properties are treated as a reduction of the purchase price of the property for accounting purposes and are not treated as Cash Flow (as defined in the Partnership Agreement) for Partnership distribution purposes. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

The Managing General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at the lower of cost or fair market value. These factors include, but are not limited to, the Managing General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located, and where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the Managing General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the Managing General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. For additional information see Note 7.

Loan acquisition costs are amortized over the term of the note issued under mortgage loans made in connection with the acquisition or refinancing of Partnership properties. When a property is disposed or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

The discount on the mortgage loan receivable was amortized over the original life of the loan. The mortgage loan was recorded at face value, net of the unearned discount.

Certain reclassifications have been made to the previously reported 1993 and 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income (loss) or Partners' capital (deficit).

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses

NOTES TO FINANCIAL STATEMENTS
(exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1995 the General Partners were entitled to distributable Cash Flow of $345,000 and, allocated Net Profits of $167,000, which included Net Profits from the sale of a Partnership property of $8,700 and a (loss) from provisions for value impairment of $(186,700). For the year ended December 31, 1994 the General Partners were entitled to distributable Cash Flow of $311,100 and, allocated Net Profits of $533,700, which included Net Profits from the sale of a Partnership property of $236,100 and an extraordinary (loss) on early extinguishment of debt of $(13,500). For the year ended December 31, 1993, the General Partners were entitled to distributable Cash Flow of $286,100 and, allocated Net Profits of $261,000, which included a Net (loss) on the sale and disposition of Partnership properties of $(19,700) and an extraordinary (loss) of $(5,400) on an early extinguishment of debt.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                   For the years ended December 31,
                         -----------------------------------------------------
                               1995               1994              1993
                         ------------------ ----------------- ----------------
                           Paid     Payable   Paid   Payable    Paid   Payable
- ------------------------------------------------------------------------------
Property management and
 leasing fees             $392,700  $17,900 $273,100 $ 72,500 $339,100 $42,000
Real estate commission
 (a).                         None   37,700     None   37,700     None  37,700
Reimbursements of
 property insurance
 premiums, at cost          52,600     None   75,900     None   80,200    None
Reimbursements of
 expenses at cost:
 --Accounting               27,200    7,900   23,700    2,800   20,800   2,800
 --Investor
  communication             15,200    1,500   10,100    1,100   10,000   2,100
 --Legal                    44,700     None  112,500     None  110,000   1,200
 --Mortgage servicing         None    1,600    2,700    1,100    2,000     700
- ------------------------------------------------------------------------------
                          $532,400  $66,600 $498,000 $115,200 $562,100 $86,500
- ------------------------------------------------------------------------------

(a) As of December 31, 1995, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center ("Atlanta Gateway"). These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

On-site property management for the Partnership's properties is provided by Affiliates of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

Revco D. S., Inc. ("Revco"), a drug store company, of which a 20% ownership interest was acquired by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, on September 1, 1992, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the years ended December 31, 1995, 1994 and 1993, Revco paid rent of $49,400, $60,800 and $52,700, respectively. The per square foot rent paid by Revco is comparable to those paid by other tenants at this property.

3. INVESTMENT IN MORTGAGE LOAN RECEIVABLE:

On April 30, 1986, the Partnership acquired a first mortgage loan with an aggregate outstanding principal balance of $1,064,000. The loan was purchased at a discount of $50,700, which amount was amortized over the life of the loan. The real property mortgaged by this loan was held as collateral under certain loan documents. In addition, payment of the mortgage loan was guaranteed by the original holder of the loan if the borrower were to be declared in default by the Partnership. As of December 31, 1994, the loan balance remained at $1,064,000, earning interest at a rate of 10% per annum. On February 24, 1995, the Partnership received $1,060,300, including $16,300 in accrued interest from January 1, 1995 less a discount of $20,000, in full satisfaction of this mortgage loan receivable.

4. FUTURE MINIMUM RENTALS:

Future minimum rental income due on noncancelable leases as of December 31, 1995 were as follows:

                    1996        $ 3,685,200
                    1997          3,273,000
                    1998          2,793,800
                    1999            964,600
                    2000            673,600
                    Thereafter    2,397,100
                             --------------
                                $13,787,300
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $7,300, $10,000 and $28,600, respectively.

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property for financial statement purposes and provisions for value impairment. The net effect of these differences for the year ended December 31, 1995, was that the net income for tax reporting purposes was greater than the net income for financial statement purposes by $2,339,000. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1995 was $37,660,800.

6. PROPERTY SALES AND DISPOSITIONS:

On June 16, 1995, the Partnership sold its interest in the Tuckerstone Commons/Rooker Royal I & II Warehouses, located in Atlanta, Georgia, for a sale price of $5,300,000. The Partnership incurred selling expenses of $136,100, including $21,500 in legal expenses paid to an Affiliate of the Managing General Partner. The Partnership received net sale proceeds of $5,163,900. The net gain reported by the Partnership for financial statement purposes was $868,800. For tax reporting purposes the Partnership reported a net gain of $2,066,300 for the year ended December 31, 1995.
On April 6, 1994, First Capital Kayser Center, in which the Partnership was a 50% joint venture partner, sold its interest in El Paso for a sale price of $88,450,000. The outstanding indebtedness on this property of $42,757,000 was repaid at closing. First Capital Kayser Center incurred selling expenses of $3,743,300, of which $1,828,600 related to a prepayment penalty on the early extinguishment of debt. First Capital Kayser Center received net sale proceeds of $84,706,700, of which the Partnership's share was $42,353,400. The net gain, after recognition of the prepayment penalty, reported by the Partnership for financial statement purposes was $18,015,300. For tax reporting purposes the Partnership reported a gain of $28,646,700.

On February 16, 1993, the Partnership disposed of the two remaining warehouses comprising Atlanta Gateway through conveyance of the titles to the mortgage holder in lieu of foreclosure. The disposition of these properties relieved the Partnership of its obligations under the mortgage loans of $1,024,100 and any interest in the assets therein. The gain for tax reporting purposes on this disposition was $457,700 and the (loss) for financial statement purposes was $(84,200). Due to the anticipated (loss) in connection with this disposition, the Partnership recorded $(81,200) of the total (loss) as of December 31, 1992 as a provision for value impairment with the remaining portion of the (loss) was recorded in 1993. An additional (loss) of $(9,700) relating to the warehouses at Atlanta Gateway sold in 1992, was also recorded in 1993.

On August 3, 1993, as a result of a sheriff's sale, the Partnership disposed of the Hairston Memorial Crossing Shopping Center. The disposition relieved the Partnership of its obligation under the mortgage loan of $2,846,100 and any interest in the assets therein. The (loss) for tax reporting purposes on this disposition was $(708,400) and the (loss) for financial statement purposes was $(2,806,500). Due to the anticipated (loss) in connection with this disposition, the Partnership recorded $(850,000) of the total (loss) as of December 31, 1992 as a provision for value impairment. The remaining portion of the (loss) was recorded in 1993.

All of the above sales and dispositions were all-cash transactions, with no further involvement on the part of the Partnership.

7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the year ended December 31, 1995. The provisions for value impairment were considered non-cash events for the purposes of the Statement of Cash Flow and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the year ended December 31, 1995:

             Old Mill Place Shopping Center          $1,300,000
             Brookwood Metroplex Office Buildings I
              & II                                      750,000
                  ---------------------------------------------
                                                     $2,050,000
                  ---------------------------------------------

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarter.

Beginning on January 1, 1996 the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that, based on the current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

                                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1995


Column A                           Column C                   Column D                              Column E
- -------------------------  -------------------------  -------------------------    ---------------------------------------------
                                Initial cost               Costs capitalized                  Gross amount at which
                              to Partnership (1)      subsequent to acquisition             carried at close of period
                           -------------------------  -------------------------    ---------------------------------------------
                                         Buildings                                                  Buildings
                                            and                                                        and
                                         Improve-      Improve-      Carrying                       Improve-
       Description         Land            ments         ments       Costs (2)       Land             ments        Total (3)(4)
- -------------------------  -----------  ------------  -----------  ------------    -----------     ------------     ------------
Shopping Centers:
- -----------------
Old Mill Place
  Shopping Center
  (San Antonio, TX)        $ 2,475,900    10,385,400      584,500    130,800         2,100,800       10,175,800       12,276,600(5)

Walker Springs Plaza
  Shopping Center
  (Knoxville, TN)            1,756,800     4,440,200    1,027,200     98,400         1,784,700        5,537,900        7,322,600

Office Buildings:
- -----------------
Brookwood Metroplex
  Office Buildings I & II
  (Birmingham, AL)           2,188,100    11,595,100    2,897,200     81,200         2,201,200       13,810,400       16,011,600(5)
                           -----------  ------------  -----------  ---------       -----------     ------------     ------------
                           $ 6,420,800  $ 26,420,700  $ 4,508,900  $ 310,400       $ 6,086,700     $ 29,524,100     $ 35,610,800
                           ===========  ============  =========== ==========       ===========     ============     ============

                             Column F    Column G     Column H    Column I
                           ------------  ---------   ----------  ------------
                                                                  Life on
                                                                   which
                                                                 deprecia-
                                                                 tion in lat-
                              Accumu-                             est income
                               lated      Date of                 statements
                              Deprecia-  construc-      Date       is com-
       Description            tion (3)     tion       Acquired      puted
- -------------------------  ------------  ---------   ----------  ------------
Shopping Centers:
- -----------------
Old Mill Place
  Shopping Center                                                   35 (6)
  (San Antonio, TX)           3,777,500  1980 - 81   Sept. 1983   2 - 11 (7)

Walker Springs Plaza
  Shopping Center                                                   35 (6)
  (Knoxville, TN)             1,883,500    1972      Dec. 1983    3 - 7 (7)

Office Buildings:
- -----------------
Brookwood Metroplex
  Office Buildings I & II                                           35 (6)
  (Birmingham, AL)            5,556,400    1975      Aug. 1983    2 - 13 (7)
                           ------------
                           $ 11,217,400
                           ============

Column B - Not Applicable.

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


                             December 31, 1995              December 31, 1994              December 31, 1993
                                             Accumulated                    Accumulated                   Accumulated
                             Cost            Depreciation   Cost            Depreciation   Cost           Depreciation
                             ------------   -------------   ------------   -------------   ------------   -------------
Balance at the beginning
  of the year                $ 43,457,400   $ 11,909,800    $ 74,510,900   $ 18,136,100    $ 82,216,500   $ 18,304,000

Additions during the year:

Improvements                      327,600                        567,500                        500,600

Provision for depreciation                     1,136,700                      1,454,500                      2,085,900

Deductions during the year:

Basis of disposed
  real property                (6,124,200)                   (31,621,000)                    (8,206,200)

Accumulated depreciation
  on real estate disposed                     (1,829,100)                    (7,680,800)                    (2,253,800)

Provisions for value
  impairment                   (2,050,000)
                             ------------   ------------    ------------   ------------    ------------   ------------
Balance at the end
  of the year                $ 35,610,800   $ 11,217,400    $ 43,457,400   $ 11,909,800    $ 74,510,900   $ 18,136,100
                             ============   ============    ============   ============    ============   ============


Note 4. The aggregate cost for federal income tax purposes at December 31, 1995 was $37,660,800.

Note 5. Includes a provision for value impairment. See Note 7 of Notes to Financial Statements for additional information.

Note 6.  Estimated useful life for building.

Note 7.  Estimated useful life for improvements.