Form 10-Q
period 1996-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1996-05-14
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the period ended                    March 31, 1996
                          ------------------------------------------------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                    --------------------    --------------------

      Commission File Number:           0-12537
                             ---------------------------------------------------


              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                           59-2192277
- -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois      60606-2607
- -------------------------------------------------------      ----------
(Address of principal executive offices)                     (Zip Code)

                                (312)  207-0020
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 6,086,700  $ 6,086,700
 Buildings and improvements                       29,536,800   29,524,100
- --------------------------------------------------------------------------
                                                  35,623,500   35,610,800
Accumulated depreciation and amortization        (11,395,500) (11,217,400)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   24,228,000   24,393,400
Cash and cash equivalents                          8,810,400    9,248,100
Rents receivable                                     346,200      255,300
Other assets                                          19,100       13,200
- --------------------------------------------------------------------------
                                                 $33,403,700  $33,910,000
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   318,100  $   572,300
 Due to Affiliates                                    88,500       66,600
 Distributions payable                               836,100      836,100
 Security deposits                                    55,700       63,200
 Other liabilities                                    32,800       32,800
- --------------------------------------------------------------------------
                                                   1,331,200    1,571,000
- --------------------------------------------------------------------------
Partners' capital:
 General Partners
 Limited Partners (70,000 Units issued and
  outstanding)                                    32,072,500   32,339,000
- --------------------------------------------------------------------------
                                                  32,072,500   32,339,000
- --------------------------------------------------------------------------
                                                 $33,403,700  $33,910,000
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                         General       Limited
                                         Partners     Partners       Total
- ------------------------------------------------------------------------------
Partners' capital, January 1, 1995       $ 178,000   $39,918,500  $40,096,500
Net income for the year ended
 December 31, 1995                         167,000       775,700      942,700
Distributions for the year ended
 December 31, 1995                        (345,000)   (8,355,200)  (8,700,200)
- ------------------------------------------------------------------------------
Partners' capital, December 31, 1995             0    32,339,000   32,339,000
Net income for the quarter ended March
 31, 1996                                   83,600       486,000      569,600
Distributions for the quarter ended
 March 31, 1996                          $ (83,600)     (752,500)    (836,100)
- ------------------------------------------------------------------------------
Partners' capital, March 31, 1996        $       0   $32,072,500  $32,072,500
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,173,100 $1,378,400
 Interest on short-term investments                   120,500    124,300
 Interest on mortgage loan receivable                             16,300
- ------------------------------------------------------------------------
                                                    1,293,600  1,519,000
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        178,100    377,400
 Property operating:
  Affiliates                                           73,700     90,100
  Nonaffiliates                                       156,000    178,700
 Real estate taxes                                    139,700    137,500
 Insurance--Affiliate                                  12,200     19,700
 Repairs and maintenance                              105,100    124,200
 General and administrative:
  Affiliates                                           10,300      9,600
  Nonaffiliates                                        48,900     42,900
- ------------------------------------------------------------------------
                                                      724,000    980,100
- ------------------------------------------------------------------------
Net income                                         $  569,600 $  538,900
- ------------------------------------------------------------------------
Net income allocated to General Partners           $   83,600 $   88,900
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  486,000 $  450,000
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     6.94 $     6.43
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  569,600  $  538,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              178,100     377,400
  Forgiveness of principal on mortgage loan receivable                    20,000
  Changes in assets and liabilities:
   (Increase) in rents receivable                            (90,900)    (73,300)
   (Increase) decrease in other assets                        (5,900)     37,700
   (Decrease) increase in accounts payable and accrued
    expenses                                                (254,200)     91,800
   Increase in due to Affiliates                              21,900      50,400
   Increase in other liabilities                                          21,900
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                418,600   1,064,800
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (12,700)    (10,400)
 Proceeds from retirement of mortgage loan receivable                  1,044,000
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by investing activities     (12,700)  1,033,600
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (836,100)   (777,800)
 (Decrease) increase in security deposits                     (7,500)      3,800
- ---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (843,600)   (774,000)
- ---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (437,700)  1,324,400
Cash and cash equivalents at the beginning of the period   9,248,100   8,356,100
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $8,810,400  $9,680,500
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided in the Financial Statements. Rental guarantees from the sellers of properties are treated as a reduction of the purchase price of the property for accounting purposes and are not treated as Cash Flow (as defined in the Partnership Agreement) for Partnership distribution purposes. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter ended March 31, 1996, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement), and accordingly, allocated Net Profits, of $83,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                        Paid   Payable
- ----------------------------------------------------------------------
Property management and leasing fees                   $59,800 $32,000
Reimbursement of property insurance premiums, at cost     None  12,200
Real estate commissions (a)                               None  37,700
Reimbursement of expenses, at cost:
 --Accounting                                           11,800   3,800
 --Investor communication                                2,700   1,200
 --Legal                                                 2,300    None
 --Mortgage servicing                                     None   1,600
- ----------------------------------------------------------------------
                                                       $76,600 $88,500
- ----------------------------------------------------------------------

(a) As of March 31, 1996, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Revco D. S., Inc. ("Revco"), a drug store company, of which a 20% ownership interest was acquired by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, on September 1, 1992, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the quarter ended March 31, 1996, Revco paid rent of $10,300. The per square foot rent paid by Revco is comparable to that paid by other tenants at this property.

On-site property management for the Partnership's properties is provided by Affiliates of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. ASSET HELD FOR DISPOSITION:

During 1996, the Managing General Partner determined that, based on economic conditions in the region where Old Mill Place Shopping Center ("Old Mill") is located, it was in the best interest of the Partnership to sell Old Mill. Accordingly, the Partnership is currently marketing Old Mill for sale and expects the disposition to be final by late 1996 or early 1997. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of March 31, 1996 was $3,777,400, which does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses, for the quarters ended March 31, 1996 and 1995 was $192,100 and $165,800, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated with respect to comparisons between periods. Results of net income and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined in the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes the results generated from such real property interests. Accordingly, rental income, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline, but will continue to comprise significant components of net income and cash flows as defined by GAAP as well as Cash Flow (as defined in the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, making capital improvements to the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                            Comparative
                       Operating Results (a)
                      For the Quarters Ended
                       3/31/96      3/31/95
- ----------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues      $    597,300 $    564,500
- ----------------------------------------------
Property net income  $    175,800 $     71,900
- ----------------------------------------------
Average occupancy            100%         100%
- ----------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues      $    301,300 $    354,000
- ----------------------------------------------
Property net income  $    192,100 $    165,800
- ----------------------------------------------
Average occupancy             85%          92%
- ----------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $    274,800 $    279,700
- ----------------------------------------------
Property net income  $    144,300 $    157,300
- ----------------------------------------------
Average occupancy            100%         100%
- ----------------------------------------------

TUCKERSTONE COMMONS/ROOKER ROYAL I
 & II WAREHOUSES (B)
Rental revenues           $ 200,200
- -----------------------------------
Property net income       $  77,100
- -----------------------------------
Average occupancy               98%

- --------------------------------------------------------------------------------
(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments and the mortgage loan receivable and general and administrative expenses or are related to properties disposed of by the Partnership.
(b) Tuckerstone Commons/Rooker Royal I & II Warehouses ("Rooker") was sold on
    June 16, 1995.

Net income for the quarter ended March 31, 1996 increased $30,700 when compared to the quarter ended March 31, 1995. The increase was primarily due to improved operating results of $103,900 and $26,300 at Brookwood Metroplex Office Buildings I and II ("Brookwood") and Old Mill Place Shopping Center ("Old Mill"), respectively. Partially offsetting the increase in net income was the absence in 1996 of results of operations of $77,100 from Rooker and interest income of $16,300 earned on the mortgage loan receivable. Diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs") of $13,000 and increased general and administrative expenses of $6,700, as a result of higher professional service fees, also partially offset the increase in net income.

For purposes of the following comparative discussion, the operating results of Rooker have been excluded.

Rental revenues decreased $24,800, or 2.1%, for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factor which caused the decrease in rental revenues was a decrease in the quarterly average occupancy rate at Old Mill. Partially offsetting the decrease in rental revenues was an increase in the quarterly average effective rental rate at Brookwood. Rental revenues at Walker Springs remained stable during the quarters under comparison.

Depreciation and amortization expense decreased $147,500 for the quarters under comparison. The decrease was primarily due to the fact that effective January 1, 1996, the Partnership ceased the periodic depreciation and amortization expense for depreciable and amortizable assets at Old Mill in connection with classifying the property as held for disposition. In addition, amortization expense increased as a result of the write off in 1995 of the unamortized loan acquisition costs on the mortgage loan collateralized by Brookwood.

Real estate tax expense increased $17,800 for the quarters under comparison. The increase was primarily due to a refund received in 1995 of $17,700 for 1993 taxes at Walker Springs.

Property operating, insurance and repairs and maintenance expenses remained stable for the quarters under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                          Comparative
                                                       Cash Flow Results
                                                        For the Quarters
                                                             Ended
                                                       3/31/96    3/31/95
- ----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 747,700  $  916,300
Items of reconciliation:
 Forgiveness of principal on mortgage loan receivable                20,000
 (Increase) in current assets                           (96,800)    (35,600)
 (Decrease) increase in current liabilities            (232,300)    164,100
- ----------------------------------------------------------------------------
Net cash provided by operating activities             $ 418,600  $1,064,800
- ----------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $ (12,700) $1,033,600
- ----------------------------------------------------------------------------
Net cash (used for) financing activities              $(843,600) $ (774,000)
- ----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $168,600 for the quarter ended March 31, 1996 when compared to quarter ended March 31, 1995 was primarily due to the absence of the operating results generated by Rooker in 1995. In addition, the net changes in net income of the Partnership's remaining properties, exclusive of depreciation and amortization expense, as previously discussed, contributed to the decrease.

The decrease in the Partnership's cash position as of March 31, 1996 when compared to December 31, 1995 was primarily due to the fact that the distributions paid to Partners exceeded the net cash provided by operating activities. The liquid assets of the Partnership as of March 31, 1996 are comprised of undistributed Sale Proceeds and undistributed cash provided by operating activities retained for working capital purposes.

Net cash provided by operating activities decreased $646,200 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This decrease was primarily due to the decrease in current liabilities at all of the Partnership's remaining properties. Other factors which contributed to the decrease in cash provided by operating activities were: 1) the absence of the results generated by Rooker; 2) the net change in net income, exclusive of depreciation and amortization expense, of the Partnership's remaining properties and 3) an increase in tenant rental payments to be collected at Old Mill.

Net cash provided by (used for) investing activities changed from $1,033,600 for the quarter ended March 31, 1995 to $(12,700) for the quarter ended March 31, 1996. This change was primarily due to the net proceeds received in February 1995 on the retirement of the mortgage loan receivable. Payments for capital and tenant improvements and leasing costs remained stable during the quarters under comparison. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $12,700 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $485,000 during the remainder of 1996. Of the remaining budgeted amount, approximately $270,000, $175,000, and $40,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Old Mill, Walker Springs and Brookwood, respectively. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The increase in net cash (used for) financing activities of $69,600 was primarily due to an increase in the distributions paid to Partners in 1996 when compared to 1995. Another contributing factor was a decrease in tenant security deposits, primarily as a result of the sale of Rooker.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. For the quarter ended March 31, 1996, the Partnership included $88,400 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its first quarter distribution to Partners.

Distributions to Limited Partners for the quarter ended March 31, 1996 were declared in the amount of $752,500, or $10.75 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: None

          (b) Reports on Form 8-K:

              A report on Form 8-K dated April 1, 1996, was filed reporting the change in the Partnership's certifying accountants.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 MANAGING GENERAL PARTNER


    Date:  May 13, 1996      By: /s/     DOUGLAS CROCKER II
           ------------          --------------------------------------
                                         DOUGLAS CROCKER II
                                 President and Chief Executive Officer


    Date:  May 13, 1996      By: /s/      NORMAN M. FIELD
           ------------          --------------------------------------
                                          NORMAN M. FIELD
                                 Vice President - Finance and Treasurer