Form 10-Q
period 1996-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1996-08-14
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                          June 30, 1996
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________


     Commission File Number:                        0-12537
                              --------------------------------------------------


              First Capital Income Properties, LTD.--Series VIII
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                                59-2192277
- --------------------------------                             -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois              60606-2607
- -------------------------------------------------------           --------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 6,086,700  $ 6,086,700
 Buildings and improvements                       29,631,100   29,524,100
- --------------------------------------------------------------------------
                                                  35,717,800   35,610,800
Accumulated depreciation and amortization        (11,572,500) (11,217,400)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   24,145,300   24,393,400
Cash and cash equivalents                          2,153,800    9,248,100
Investment in debt securities                      7,003,300
Rents receivable                                     139,600      255,300
Other assets                                          16,400       13,200
- --------------------------------------------------------------------------
                                                 $33,458,400  $33,910,000
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   409,900  $   572,300
 Due to Affiliates                                    88,300       66,600
 Distributions payable                             4,826,100      836,100
 Security deposits                                    52,900       63,200
 Other liabilities                                     2,500       32,800
- --------------------------------------------------------------------------
                                                   5,379,700    1,571,000
- --------------------------------------------------------------------------
Partners' capital:
 General Partners                                          0            0
 Limited Partners (70,000 Units issued and
  outstanding)                                    28,078,700   32,339,000
- --------------------------------------------------------------------------
                                                  28,078,700   32,339,000
- --------------------------------------------------------------------------
                                                 $33,458,400  $33,910,000
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners    Partners       Total
- ----------------------------------------------------------------------------
Partners' capital, January 1, 1995      $ 178,000  $39,918,500  $40,096,500
Net income for the year ended
 December 31, 1995                        167,000      775,700      942,700
Distributions for the year ended
 December 31, 1995                       (345,000)  (8,355,200)  (8,700,200)
- ----------------------------------------------------------------------------
Partners' capital, December 31, 1995            0   32,339,000   32,339,000
Net income for the six months ended
 June 30, 1996                            167,200    1,234,700    1,401,900
Distributions for the six months ended
 June 30, 1996                           (167,200)  (5,495,000)  (5,662,200)
- ----------------------------------------------------------------------------
Partners' capital, June 30, 1996        $       0  $28,078,700  $28,078,700
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,435,000 $1,342,900
 Interest on investments                              122,300    187,500
 Gain on sale of property                                        877,000
- ------------------------------------------------------------------------
                                                    1,557,300  2,407,400
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        177,000    304,900
 Property operating:
  Affiliates                                           85,900    103,900
  Nonaffiliates                                       146,600    153,200
 Real estate taxes                                    137,800    153,400
 Insurance--Affiliate                                  12,200      9,900
 Repairs and maintenance                              117,100    142,700
 General and administrative:
  Affiliates                                           12,000      9,800
  Nonaffiliates                                        36,400     52,300
- ------------------------------------------------------------------------
                                                      725,000    930,100
- ------------------------------------------------------------------------
Net income                                         $  832,300 $1,477,300
- ------------------------------------------------------------------------
Net income allocated to General Partners           $   83,600 $   97,700
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  748,700 $1,379,600
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $    10.70 $    19.71
- ------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $2,608,100 $2,721,300
 Interest on investments                              242,800    311,800
 Interest on mortgage loan receivable                             16,300
 Gain on sale of property                                        877,000
- ------------------------------------------------------------------------
                                                    2,850,900  3,926,400
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        355,100    682,300
 Property operating:
  Affiliates                                          159,600    194,000
  Nonaffiliates                                       302,600    331,900
 Real estate taxes                                    277,500    290,900
 Insurance--Affiliate                                  24,400     29,600
 Repairs and maintenance                              222,200    266,900
 General and administrative:
  Affiliates                                           22,300     19,400
  Nonaffiliates                                        85,300     95,200
- ------------------------------------------------------------------------
                                                    1,449,000  1,910,200
- ------------------------------------------------------------------------
Net income                                         $1,401,900 $2,016,200
- ------------------------------------------------------------------------
Net income allocated to General Partners           $  167,200 $  186,600
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,234,700 $1,829,600
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $    17.64 $    26.14
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)

(All dollars rounded to nearest 00s)

                                                            1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $1,401,900  $ 2,016,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             355,100      682,300
  (Gain) on sale of property                                            (877,000)
  Forgiveness of principal on mortgage loan receivable                    20,000
  Changes in assets and liabilities:
  Decrease in rents receivable                              115,700       92,400
  (Increase) in other assets                                 (3,200)      (1,300)
  (Decrease) increase in accounts payable and accrued
   expenses                                                (162,400)     160,000
  Increase in due to Affiliates                              21,700       37,400
  (Decrease) increase in other liabilities                  (30,300)      14,600
- ---------------------------------------------------------------------------------
   Net cash provided by operating activities              1,698,500    2,144,600
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                                        5,181,000
 Proceeds from retirement of mortgage loan receivable                  1,044,000
 (Increase) in investments in debt securities            (7,003,300)
 Payments for capital and tenant improvements              (107,000)     (74,000)
- ---------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities  (7,110,300)   6,151,000
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (1,672,200)  (1,666,800)
 (Decrease) in security deposits                            (10,300)     (43,600)
- ---------------------------------------------------------------------------------
   Net cash (used for) financing activities              (1,682,500)  (1,710,400)
- ---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (7,094,300)   6,585,200
Cash and cash equivalents at the beginning of the
 period                                                   9,248,100    8,356,100
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $2,153,800  $14,941,300
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Rental guarantees from the sellers of properties are treated as a reduction of the purchase price of the property for accounting purposes and are not treated as Cash Flow (as defined in the Partnership Agreement) for Partnership distribution purposes. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

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

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of June 30, 1996, these securities had a fair market value of $6,999,000 and unrealized losses of $4,300. Substantially all of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1996, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement), and accordingly, allocated Net Profits, of $83,600 and $167,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
- -----------------------------------------------------------------------------
Property management and leasing fees              $ 70,300  $130,100  $45,600
Reimbursement of property insurance premiums, at
 cost                                               24,400    24,400     None
Real estate commissions (a)                           None      None   37,700
Reimbursement of expenses, at cost:
 --Accounting                                        7,900    19,700    4,200
 --Investor communication                            2,100     4,800      800
 --Legal                                             8,000    10,300     None
- -----------------------------------------------------------------------------
                                                  $112,700  $189,300  $88,300
- -----------------------------------------------------------------------------

(a) As of June 30, 1996, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Revco D. S., Inc. ("Revco"), a drug store company, of which 20% is owned by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the quarter and six months ended June 30, 1996, Revco paid rent of $29,400 and $39,700, respectively. The per square foot rent paid by Revco is comparable to that paid by other tenants at this property.

On-site property management for the Partnership's properties is provided by Affiliates of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. ASSET HELD FOR DISPOSITION:

During 1996, the Managing General Partner determined that, based on economic conditions in the region where Old Mill Place Shopping Center ("Old Mill") is located, it was in the best interest of the Partnership to sell Old Mill. Accordingly, the Partnership is currently marketing Old Mill for sale and expects the disposition to be final by late 1996 or early 1997. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of June 30, 1996 was $8,502,600, which does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1996 was $402,200 and $594,300, respectively. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1995 was $112,600 and $278,400, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated with respect to comparisons between periods. Results of operations and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined in the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes the results generated from such real property interests. Accordingly, rental income, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline, but will continue to comprise significant components of net income and cash flows as defined by GAAP as well as Cash Flow (as defined in the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of repayments of mortgage loans, distributions to Limited Partners, making capital improvements to the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments and investment grade corporate debt securities. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's remaining properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Six Months
                           Ended               Ended
                     6/30/96  6/30/95   6/30/96    6/30/95
- ------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues      $593,800 $612,200 $1,191,200 $1,176,800
- ------------------------------------------------------------
Property net income  $210,100 $174,300 $  385,900 $  246,100
- ------------------------------------------------------------
Average occupancy        100%     100%       100%       100%
- ------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues      $559,300 $313,300 $  860,600 $  667,200
- ------------------------------------------------------------
Property net income  $402,200 $112,600 $  594,300 $  278,400
- ------------------------------------------------------------
Average occupancy         86%      91%        86%        91%
- ------------------------------------------------------------

                      Comparative Operating Results (a)
                     For the Quarters     For the Six
                           Ended         Months Ended
                     6/30/96  6/30/95  6/30/96  6/30/95
- --------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $281,900 $231,300 $556,600 $511,000
- --------------------------------------------------------
Property net income  $143,000 $ 84,300 $287,300 $241,600
- --------------------------------------------------------
Average occupancy        100%     100%     100%     100%
- --------------------------------------------------------
TUCKERSTONE COMMONS/ROOKER ROYAL I & II WAREHOUSES (B)
Rental revenues               $182,900          $383,100
- --------------------------------------------------------
Property net income           $100,600          $177,700
- --------------------------------------------------------
Average occupancy                 100%               99%
- --------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on investments and the mortgage loan receivable and general and administrative expenses or are related to properties previously disposed of by the Partnership.
(b) Tuckerstone Commons/Rooker Royal I & II Warehouses ("Rooker") was sold on June 16, 1995. The property net income excludes the net gain of $877,000 from the sale of this property, which was included in the Statement of Income and Expenses for the quarter and six months ended June 30, 1995.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income for the quarter and six months ended June 30, 1996 decreased $645,000 and $614,300, respectively, when compared to the quarter and six months ended June 30, 1995. The decrease was primarily due to the effects of the sale of Rooker. Net income, exclusive of the operating results and gain on the sale of Rooker, increased $332,600 and $440,400 for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995, respectively. The increases were primarily due to improved operating results at all of the Partnership's remaining properties. Partially offsetting the increases in net income were decreases in interest income primarily due to a decrease in rates on and funds available for the Partnership's investments.

For purposes of the following comparative discussion, the operating results of Rooker have been excluded.

Rental revenues increased $278,200 or 24%, and $253,400 or 10.8%, for the quarter and six months ended June 30, 1996, respectively, when compared to the quarter and six months ended June 30, 1995. The primary factors which caused the increases in rental revenues were the 1996 receipts of payments as consideration for the early termination of two tenant's leases at Old Mill Place Shopping Center ("Old Mill") in order to vacate the spaces prior to the expiration of their respective leases. These spaces have been subsequently filled by a major new tenant. This major new tenant's lease term runs from July 1, 1996 to June 30, 2011 and has one five-year renewal option. The tenant took occupancy of its space, part of which was previously left

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) vacant by one of the preceding tenants, in July 1996 and will begin to pay monthly base rent in December 1996 at $5.25 per square foot. The new tenant occupies 53,128 square feet, or approximately 35%, of Old Mill. In addition, rental revenues increased at Walker Springs Plaza Shopping Center ("Walker Springs") primarily due to an increase in tenant expense reimbursements. Rental revenues at Brookwood Metroplex Office Buildings I & II ("Brookwood") increased for the six-month periods under comparison primarily due to an increase in the average base rental rate and decreased for the quarterly periods under comparison primarily due to lower tenant expense reimbursements.

Depreciation and amortization expense decreased $85,900 and $233,400 for the quarterly and six-month periods under comparison, respectively, primarily due to the fact that effective January 1, 1996, the Partnership ceased the periodic depreciation and amortization expense for depreciable and amortizable assets at Old Mill in connection with classifying the property as held for disposition. In addition, amortization expense decreased as a result of the write off in 1995 of the unamortized loan acquisition costs in connection with the early repayment of the mortgage loan collateralized by Brookwood.

Repairs and maintenance expenses decreased $17,400 and $18,200 for the quarterly and six-month periods under comparison, respectively, primarily due to decreases at Brookwood in the cost of janitorial services as well as the absence of expenditures incurred in 1995 to enhance the exterior of the property.

Property operating expenses decreased $9,500 and $14,900 for the quarterly and six-month periods under comparison, respectively, primarily due to decreases in property management and leasing fees as well as utility costs at Brookwood. The decreases were partially offset by increases in property management and leasing fees as well as professional service fees at Old Mill as a result of the lease terminations and signing of the new major tenant at the property.

Real estate tax expenses increased $17,600 for the six-month periods under comparison primarily due to a refund received in 1995 of $17,700 for 1993 taxes at Walker Springs. Real estate tax expense for the quarters under comparison remained stable.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                       Comparative Cash Flow
                                                        Results For the Six
                                                           Months Ended
                                                        6/30/96      6/30/95
- -------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 1,757,000  $ 1,821,500
Items of reconciliation:
 Forgiveness of principal on mortgage loan receivable                   20,000
 Decrease in current assets                               112,500       91,100
 (Decrease) increase in current liabilities              (171,000)     212,000
- -------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,698,500  $ 2,144,600
- -------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(7,110,300) $ 6,151,000
- -------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,682,500) $(1,710,400)
- -------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $64,500 for the six months ended June 30, 1996 when compared to six months ended June 30, 1995 was primarily due to the absence of the operating results generated by Rooker in 1995. Exclusive of Rooker, Cash Flow (as defined in the Partnership Agreement) increased $207,100 due to the increases in net income of the Partnership's remaining properties, exclusive of depreciation and amortization expense, as previously discussed.

The decrease in the Partnership's cash position of $7,094,300 as of June 30, 1996 when compared to December 31, 1995 was primarily due to the fact that investments in debt securities, the distributions paid to Partners and the expenditures made for capital and tenant improvements and leasing costs exceeded the net cash provided by operating activities. The liquid assets of the Partnership as of June 30, 1996 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $446,100 for the six months ended June 30, 1996 when

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) compared to the six months ended June 30, 1995. This decrease was primarily due to the decrease in current liabilities at all of the Partnership's remaining properties and the absence of the operating results generated by Rooker. Partially offsetting the decrease was the increase in the net income, exclusive of depreciation and amortization expense, of the Partnership's remaining properties.

Net cash provided by (used for) investing activities changed from $6,151,000 for the six months ended June 30, 1995 to $(7,110,300) for the six months ended June 30, 1996. This change was primarily due to the net proceeds received in 1995 on the sale of Rooker as well as the retirement of the mortgage loan receivable, compared to the 1996 investments in debt securities and increase in payments made for capital and tenant improvements. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1996, the Partnership spent $107,000 for capital and tenant improvements and leasing costs and has projected to spend approximately $495,000 during the remainder of 1996. Of the projected amount, approximately $255,000, $140,000, and $100,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Old Mill, Walker Springs and Brookwood, respectively. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $27,900 was primarily due to a decrease in tenant security deposits, primarily as a result of the sale of Rooker.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $84,800.

Distributions to Limited Partners for the six months ended June 30, 1996 were declared in the amount of $752,500, or $10.75 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, exclusive of the special distribution of Sale Proceeds, there can be no assurance as to the amounts, and/or availability of cash for future distributions to Partners.

As a result of the performance of the Partnership's remaining properties, the Managing General Partner has determined that Sale Proceeds previously reserved for working capital purposes can be distributed to Limited Partners. Accordingly, the Partnership has declared a special distribution in the amount of $3,990,000, or $57.00 per Unit, to Limited Partners of record as of October 1, 1996. This special distribution will be included with the third quarter distribution to Limited Partners on November 30, 1996.

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


                               FIRST CAPITAL INCOME PROPERTIES, LTD.-SERIES VIII

                               By:  FIRST CAPITAL FINANCIAL CORPORATION
                                    MANAGING GENERAL PARTNER

Date:  August 14, 1996         By:  /s/        DOUGLAS CROCKER II
       ---------------              -------------------------------------
                                               DOUGLAS CROCKER II
                                    President and Chief Executive Officer


Date:  August 14, 1996         By:  /s/         NORMAN M. FIELD
       ---------------              -------------------------------------
                                                NORMAN M. FIELD
                                    Vice President-Finance and Treasurer