Form 10-Q
period 1996-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1996-11-13
CIK 703482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                      September 30, 1996
                          ------------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  ____________________ to ____________________

    Commission File Number                            0-12537
                                   _____________________________________________


              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2192277
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------     --------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated July 28, 1982, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1996       December 31,
                                                  (Unaudited)       1995
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  6,086,700   $  6,086,700
 Buildings and improvements                        29,731,300     29,524,100
-----------------------------------------------------------------------------
                                                   35,818,000     35,610,800
Accumulated depreciation and amortization         (11,753,600)   (11,217,400)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    24,064,400     24,393,400
Cash and cash equivalents                           2,221,700      9,248,100
Investments in debt securities                      6,795,600
Rents receivable                                      163,200        255,300
Other assets                                           25,200         13,200
-----------------------------------------------------------------------------
                                                 $ 33,270,100   $ 33,910,000
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    537,000   $    572,300
 Due to Affiliates                                    123,500         66,600
 Distributions payable                              4,495,600        836,100
 Security deposits                                     51,200         63,200
 Other liabilities                                      8,100         32,800
-----------------------------------------------------------------------------
                                                    5,215,400      1,571,000
-----------------------------------------------------------------------------
Partners' capital:
 General Partners                                           0              0
 Limited Partners (70,000 Units issued and
  outstanding)                                     28,054,700     32,339,000
-----------------------------------------------------------------------------
                                                   28,054,700     32,339,000
-----------------------------------------------------------------------------
                                                 $ 33,270,100   $ 33,910,000
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners    Partners       Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1995       $ 178,000  $39,918,500  $40,096,500
Net income for the year ended
 December 31, 1995                         167,000      775,700      942,700
Distributions for the year ended
 December 31, 1995                        (345,000)  (8,355,200)  (8,700,200)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1995             0   32,339,000   32,339,000
Net income for the nine months ended
 September 30, 1996                        217,800    1,665,700    1,883,500
Distributions for the nine months ended
 September 30, 1996                       (217,800)  (5,950,000)  (6,167,800)
-----------------------------------------------------------------------------
Partners' capital, September 30, 1996    $       0  $28,054,700  $28,054,700
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $1,115,200 $1,150,500
 Interest on short-term investments                   130,500    184,900
------------------------------------------------------------------------
                                                    1,245,700  1,335,400
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        181,100    261,100
 Property operating:
 Affiliates                                           111,700     74,900
 Nonaffiliates                                        158,900    199,000
 Real estate taxes                                    139,800    118,600
 Insurance--Affiliate                                  12,100     11,200
 Repairs and maintenance                              130,200    111,000
 General and administrative:
 Affiliates                                             9,900     20,500
 Nonaffiliates                                         20,400     26,900
 Expenses on sale of property                                     17,200
------------------------------------------------------------------------
                                                      764,100    840,400
------------------------------------------------------------------------
Net income                                         $  481,600 $  495,000
------------------------------------------------------------------------
Net income allocated to General Partners           $   50,600 $   83,400
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  431,000 $  411,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     6.16 $     5.88
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $3,723,300 $3,871,800
 Interest on short-term investments                   373,300    496,700
 Interest on mortgage loan receivable                             16,300
 Gain on sale of property                                        859,800
------------------------------------------------------------------------
                                                    4,096,600  5,244,600
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        536,200    943,400
 Property operating:
 Affiliates                                           271,300    270,300
 Nonaffiliates                                        461,500    529,500
 Real estate taxes                                    417,300    409,500
 Insurance--Affiliate                                  36,500     40,800
 Repairs and maintenance                              352,400    377,900
 General and administrative:
 Affiliates                                            32,200     39,900
 Nonaffiliates                                        105,700    122,100
------------------------------------------------------------------------
                                                    2,213,100  2,733,400
------------------------------------------------------------------------
Net income                                         $1,883,500 $2,511,200
------------------------------------------------------------------------
Net income allocated to General Partners           $  217,800 $  270,000
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,665,700 $2,241,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $    23.80 $    32.02
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1996         1995
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $ 1,883,500  $ 2,511,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                              536,200      943,400
 (Gain) on sale of property                                             (859,800)
 Forgiveness of principal on mortgage loan receivable                     20,000
 Changes in assets and liabilities:
  Decrease in rents receivable                               92,100       48,100
  (Increase) decrease in other assets                       (12,000)      39,400
  (Decrease) increase in accounts payable and accrued
   expenses                                                 (35,300)     287,000
  Increase in due to Affiliates                              56,900       19,000
  (Decrease) increase in other liabilities                  (24,700)         100
---------------------------------------------------------------------------------
   Net cash provided by operating activities              2,496,700    3,008,400
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                                        5,163,800
 Proceeds from retirement of mortgage loan receivable                  1,044,000
 (Increase) in investments in debt securities            (6,795,600)
 Payments for capital and tenant improvements              (207,200)     (79,500)
---------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities  (7,002,800)   6,128,300
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (2,508,300)  (7,805,800)
 (Decrease) in security deposits                            (12,000)     (44,700)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities              (2,520,300)  (7,850,500)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (7,026,400)   1,286,200
Cash and cash equivalents at the beginning of the
 period                                                   9,248,100    8,356,100
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $ 2,221,700  $ 9,642,300
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at September 30, 1996 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of September 30, 1996, these securities had a fair market value of $6,797,200 and unrealized gains of $1,600. Substantially all of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income or Partners' capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be

(Unaudited)
September 30, 1996

allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1996, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement), and accordingly, allocated Net Profits, of $50,600 and $217,800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter Nine Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $67,300  $197,400   $ 74,900
Reimbursement of property insurance premiums, at
 cost                                              13,900    38,300        600
Real estate commission (a)                           None      None     37,700
Reimbursement of expenses, at costs:
 --Accounting                                       5,000    24,700      7,400
 --Investor communications                          1,200     6,000      2,900
 --Legal                                            8,500    18,800
 --Other                                            2,900     2,900
------------------------------------------------------------------------------
                                                  $98,800  $288,100   $123,500
------------------------------------------------------------------------------

(a) As of September 30, 1996, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

Revco D. S., Inc. ("Revco"), a drug store company, of which 19% is owned by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the quarter and nine months ended September 30, 1996, Revco paid $23,600 and $63,300, respectively, to the Partnership for base rent, percentage rent and reimbursement of expenses. The per square foot rent paid by Revco is comparable to that paid by other tenants at this property.

On-site property management for the Partnership's properties is provided by Affiliates of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. ASSET HELD FOR DISPOSITION:

During 1996, the Managing General Partner determined that, based on economic conditions in the region where Old Mill Place Shopping Center ("Old Mill") is located, it was in the best interest of the Partnership to sell Old Mill. Accordingly, the Partnership is currently marketing Old Mill. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of September 30, 1996 was $8,504,300, which does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses, for the quarter and nine months ended September 30, 1996 was $122,300 and $716,600, respectively. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses, for the quarter and nine months ended September 30, 1995 was $124,800 and $403,200, respectively. In conjunction with classifying this property as held for disposition, no depreciation expense has been recorded during the nine months ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/96  9/30/95   9/30/96    9/30/95
------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS
Rental revenues      $593,900 $567,900 $1,785,900 $1,744,700
------------------------------------------------------------
Property net income  $118,900 $107,400 $  504,700 $  353,500
------------------------------------------------------------
Average occupancy        100%     100%       100%       100%
------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues      $243,500 $313,600 $1,104,100 $  980,800
------------------------------------------------------------
Property net income  $122,300 $124,800 $  716,600 $  403,200
------------------------------------------------------------
Average occupancy         86%      88%        86%        90%
------------------------------------------------------------

WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues             $277,800 $271,800  $834,400 $782,800
----------------------------------------------------------------
Property net income         $140,500 $149,100  $427,900 $390,600
----------------------------------------------------------------
Average occupancy               100%     100%      100%     100%
----------------------------------------------------------------
TUCKERSTONE COMMONS/ROOKER ROYAL I & II WAREHOUSES (B)
Rental revenues                      $ (3,100)          $380,000
----------------------------------------------------------------
Property net (loss) income           $ (6,600)          $171,200
----------------------------------------------------------------
Average occupancy                      (b)                (b)
----------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on investments or the mortgage loan receivable and general and administrative expenses or are related to properties previously disposed of by the Partnership.
(b) Tuckerstone Commons/Rooker Royal I & II Warehouses ("Rooker") was sold on June 16, 1995. The property net income excludes the net gain of $859,800 from the sale of this property, which was included in the Statement of Income and Expenses for the nine months ended September 30, 1995.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net income for the quarter and nine months ended September 30, 1996 decreased by $13,400 and $627,700, respectively, when compared to the quarter and nine months ended September 30, 1995. The decrease was primarily due to the effects of the sale of Rooker. Net income, exclusive of the operating results and net gain on sale of Rooker, (decreased) by $(37,200) and increased by $403,300 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The decrease for the quarterly periods under comparison was primarily attributable to the decrease in interest income as a result of there being a greater amount of cash available for short-term investment in 1995 prior to the distribution of Sale Proceeds from the sale of Rooker. The increase for the nine-month periods under comparison was primarily due to an increase in operating results at all of the Partnership's remaining properties. Partially offsetting the increase in net income for the nine-month period was a decrease in interest income due to a decrease in the average funds available for the Partnership's short-term investments, as previously mentioned.

For purposes of the following comparative discussion, the operating results of Rooker have been excluded.

Rental revenues decreased by $(38,200) or (3.3%), and increased by $215,200 or 6.2%, for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30,1995. The primary factor which caused the increase in rental revenues for the nine-month periods under comparison was the 1996 receipts of payments as consideration for the early termination of two tenant's leases at Old Mill Place Shopping Center ("Old Mill") in order to vacate the premises prior to the expiration of their respective leases. These tenants have subsequently been replaced by a major new tenant. This new tenant's lease matures

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 2011 and contains one five-year renewal option. The new tenant will begin to pay monthly base rent in December 1996 at $5.25 per square foot. The new tenant occupies 53,128 square feet, or approximately 35% of Old Mill's gross leasable area. The decrease for the quarterly periods under comparison was primarily due to this short-term vacancy at Old Mill. In addition, rental revenues also increased for the nine-month periods under comparison at Walker Springs Plaza Shopping Center ("Walker Springs") primarily due to an increase in tenant expense reimbursements and at Brookwood Metroplex Office Buildings I & II ("Brookwood") primarily due to an increase in the average base rental rate.

Depreciation and amortization expense (decreased) by $(80,000) and $(313,400) for the quarterly and nine-month periods under comparison, respectively, primarily due to the fact that effective January 1, 1996, the Partnership discontinued the recording of depreciation and amortization expense at Old Mill in connection with classifying the property as held for disposition. In addition, amortization expense decreased as a result of the write off in 1995 of the unamortized loan acquisition costs in connection with the early repayment of the mortgage loan collateralized by Brookwood.

Repairs and maintenance expenses increased by $20,000 and $1,800 for the quarterly and nine-month periods, respectively. The increase for the quarterly periods under comparison was primarily the result of increases at Brookwood and Walker Springs totaling $17,600 associated with maintaining and enhancing the exterior appearance of these properties. For the nine-month periods under comparison, these increases were partially offset by decreases at Brookwood in the cost of janitorial services.

Property operating expenses (decreased) by $(15,000) for the nine-month periods under comparison primarily due to decreased utility costs at Brookwood. The decrease was partially offset by increases in property management and leasing fees as well as professional service fees at Old Mill as a result of the early lease terminations and the procurement of the replacement tenant. Property operating expenses remained stable for the quarterly periods under comparison.

Real estate tax expense increased by $21,200 and $38,800 for the quarterly and nine-month periods, respectively, primarily due to a refund received in 1995 of $17,700 for 1993 taxes at Walker Springs. Real estate tax expense also increased for the comparable nine-month periods at Brookwood and Old Mill by approximately $11,000 each due to projected increases in the tax rates and the assessed values for real estate tax purposes.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                     Comparative Cash Flow
                                                     Results For the Nine
                                                         Months Ended
                                                      9/30/96      9/30/95
-----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 2,419,700  $ 2,594,800
Items of reconciliation:
 Forgiveness of principal on mortgage loan
  receivable                                                          20,000
 Decrease in current assets                              80,100       87,500
 (Decrease) increase in current liabilities              (3,100)     306,100
-----------------------------------------------------------------------------
Net cash provided by operating activities           $ 2,496,700  $ 3,008,400
-----------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                         $(7,002,800) $ 6,128,300
-----------------------------------------------------------------------------
Net cash (used for) financing activities            $(2,520,300) $(7,850,500)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $175,100 for the nine months ended September 30, 1996 when compared to nine months ended September 30, 1995 was primarily due to the absence of the operating results generated by Rooker in 1995. Exclusive of Rooker, Cash Flow (as defined in the Partnership Agreement) increased $89,900 due to the increases in net income of the Partnership's remaining properties, exclusive of depreciation and amortization expense, as previously discussed.

The decrease in the Partnership's cash position of $7,026,400 as of September 30, 1996 when compared to December 31, 1995 was primarily the result of investments in debt securities, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. The liquid assets, including cash, cash equivalents

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and investments debt securities, of the Partnership as of September 30, 1996 are comprised of amounts held for working capital purposes as well as undistributed Sale Proceeds and undistributed Cash Flow (as defined in the Partnership Agreement).

Net cash provided by operating activities decreased by $511,700 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. This decrease was primarily due to the timing of the payment of expenses at Brookwood and Old Mill and the absence of the operating results generated by Rooker. Partially offsetting the decrease was the improved operating results of the Partnership's remaining properties.

Net cash provided by (used for) investing activities changed from $6,128,300 for the nine months ended September 30, 1995 to $(7,002,800) for the nine months ended September 30, 1996. This change was primarily due to effects of the net proceeds received in 1995 from the sale of Rooker and the repayment of the mortgage loan receivable, and the 1996 increases in investments in debt securities and payments for capital and tenant improvements. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1996, the Partnership spent $207,200 for capital and tenant improvements and leasing costs and has projected to spend approximately $50,000 during the remainder of 1996 in connection with completing a minor renovation project at Old Mill. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $5,330,200 for the nine months ended September 30, 1996 as compared to 1995 was primarily due to the 1995 distribution of Sale Proceeds of $5,250,000 from the sale of Rooker.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $241,900.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $455,000, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, exclusive of the special distribution of Sale Proceeds, there can be no assurance as to the amounts of cash for future distributions to Partners.

As a result of the performance of the Partnership's remaining properties, the Managing General Partner determined that Sale Proceeds previously reserved for working capital purposes could be distributed to Limited Partners. Accordingly, the Partnership declared a special distribution in the amount of $3,990,000, or $57.00 per Unit, to Limited Partners of record as of October 1, 1996. This special distribution will be included with the third quarter distribution to Limited Partners on November 30, 1996.

                          PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             By: FIRST CAPITAL FINANCIAL CORPORATION
                                 MANAGING GENERAL PARTNER

Date: November 13, 1996      By: /s/  DOUGLAS CROCKER II
      -----------------          --------------------------------------
                                      DOUGLAS CROCKER II
                                 President and Chief Executive Officer

Date: November 13, 1996      By: /s/ NORMAN M. FIELD
      -----------------          --------------------------------------
                                     NORMAN M. FIELD
                                 Vice President - Finance and Treasurer