Form 10-K405
period 1996-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1997-03-28
CIK 703482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                 December 31, 1996
                               ------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    -----------------

     Commission File Number                      0-12537
                            ---------------------------------------------------

              First Capital Income Properties, Ltd. - Series VIII
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                                       59-2192277
--------------------------------                                ------------------------------
 (State or other jurisdiction of                                       (I.R.S. Employer
 incorporation or organization)                                        Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois                  60606-2607
--------------------------------------------------------        -----------------------------
       (Address of principal executive offices)                           (Zip Code)

 Registrant's telephone number, including area code                     (312) 207-0020
                                                                ------------------------------

 Securities registered pursuant to Section12 (b) of the Act:                 NONE
                                                                ------------------------------

 Securities registered pursuant to Section 12(g) of the Act:       Limited Partnership Units
                                                                ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [x]

Documents incorporated by reference:

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

Exhibit Index - Page A-1

                                    PART I

ITEM 1.   BUSINESS
-------   --------

The registrant, First Capital Income Properties, Ltd. - Series VIII (the "Partnership") is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law. The Partnership sold 70,000 Limited Partnership Units (the "Units") to the public from August 1982 to December 1982, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-78064). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate, such as mortgage loans on real estate. From January 1983 to October 1984, the Partnership made six real property investments and purchased a 50% interest in a joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint venture, prior to dissolution, was operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In addition, in April 1986 the Partnership purchased four mortgage loan investments. As of December 31, 1996: 1) the Partnership sold or disposed of three real property investments; 2) the Partnership and its affiliate dissolved the joint venture as a result of the sale of the real property investment and 3) all four of the mortgage loan investments were repaid to the Partnership. See Notes 3 and 6 in Notes to Financial Statements for more information regarding the sale or disposition of Partnership properties and the repayment of the last mortgage loan investment.

Property management services for the Partnership's real estate investments are provided by Affiliates of the Managing General Partner for fees calculated as a percentage of gross rents received by the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1997, there were eight employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.   PROPERTIES (a)(b)
-------   -----------------

As of December 31, 1996, the Partnership directly owned the following three property interests, all of which were owned in fee simple.

                                                      Net Leasable    Number of
    Property Name                 Location             Sq. Footage   Tenants (c)
    -------------                 --------             -----------   -----------
Shopping Centers:
-----------------
Old Mill Place               San Antonio, Texas           153,018       23 (1)

Walker Springs Plaza         Knoxville, Tennessee         161,405        9 (5)

Office Building:
----------------
Brookwood Metroplex
  Office Buildings I & II    Birmingham, Alabama          207,664       24 (1)


-------   -----------------

(a) For a discussion of operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 18 years to 39 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate taxes for Walker Springs Plaza, Old Mill Place and Brookwood Metroplex Office Buildings I & II were $163,200, $205,600, $143,500, respectively, for the year ended December 31, 1996. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:


    Property Name                      1996     1995     1994     1993     1992
    -------------                      ----     ----     ----     ----     ----
Brookwood Metroplex
  Office Buildings I & II               97%     100%     100%      93%      94%

Old Mill Place                          82%      85%      92%      96%      97%

Walker Springs Plaza                   100%     100%     100%      99%      99%


The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


    Property Name                      1996     1995     1994     1993     1992
    -------------                      ----     ----     ----     ----     ----
Brookwood Metroplex
  Office Buildings I & II             $10.70   $10.32   $10.29    $9.95    $9.63

Old Mill Place                         $5.64    $7.86    $8.00    $8.12    $7.59

Walker Springs Plaza                   $5.30    $5.22    $5.14    $4.91    $4.68


-------  ----------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:

                                   Partnership's Share of per                   Percentage       Renewal
                                   annum Base Rents (a) for                       of Net         Options
                                   --------------------------                    Leasable        (Renewal
                                                 Final Twelve   Expiration        Square         Options /
                                                  Months of       Date of         Footage          Years
                                      1997          Lease          Lease         Occupied       per option)
                                   ----------    ------------   ----------       ---------      -----------
Brookwood Metroplex
  Office Buildings I & II
-------------------------
Vulcan Materials Co.
 (construction material and
 chemical manufacturer)            $1,247,200     $1,248,700     12/31/1998          67%             2 / 5

Old Mill Place
--------------
Hobby Lobby Creative
Center
 (Craft store)                     $  278,900     $  318,800      6/30/2011          35%             1 / 5

Walker Springs Plaza
--------------------
Stein Mart
 (department store)                $  195,000     $  195,000      2/28/1999          24%             1 / 5
Books-A-Million (b)
 (book store)                      $  114,700     $  114,700      3/31/1998          22%             2 / 5
Big Lots
 (discount department store)       $  120,000     $  120,000      4/30/1998          16%             None
Steinberg's
 (appliance store)                 $  114,300     $  114,300      3/31/2002          11%             1 / 5
Revco D. S., Inc.
 (drugstore)                       $   41,000     $   41,000      3/31/1998          10%             2 / 5

     (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1997 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

     (b) Space is sublet from Kroger. Pursuant to the terms of the lease, Kroger is lessee.

-------  ----------

The amounts in the following table represent the Partnership's portion of rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2005:

                                                  Base Rents in         % of Total
                 Number                               Year of           Base Rents
     Year      of Tenants         Square Feet     Expiration (a)           (b)
     ----      ----------         ------------------------------        ----------
     1997            9               21,900          $  135,900             3.72%
     1998           16              228,800          $1,512,200            46.75%
     1999            9               69,200          $  219,200            16.08%
     2000            6               21,600          $  260,500            23.72%
     2001            5               34,200          $   59,500             7.67%
     2002            2               20,500          $   51,900             8.43%
     2003            1                3,500          $   27,700             5.17%
     2004            1                8,400          $   33,600             7.62%
     2005            1                9,800          $  115,300            28.30%

     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)  None.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------   ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 6,636 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1996        1995        1994        1993         1992
---------------------------------------------------------------------------------------
Total revenues            $ 5,310,200 $ 6,518,500 $25,877,800 $ 9,462,300  $ 9,729,500
Net income (loss)         $   760,300 $   942,700 $19,957,100 $  (517,900) $  (751,800)
Net income (loss)
 allocated to Limited
 Partners (a)             $   509,000 $   775,700 $19,423,400 $  (778,900) $  (907,000)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (70,000 Units
 outstanding)(a)          $      7.27 $     11.08 $    277.48 $    (11.13) $    (12.96)
Total assets              $27,746,400 $33,910,000 $41,343,100 $68,570,400  $73,171,600
Mortgage loans payable           None        None        None $28,611,600  $29,803,400
Distributions to Limited
 Partners per Unit
 (70,000 Units
 outstanding)(b)          $     91.50 $    119.36 $    255.00 $     36.78  $     22.50
Return of capital to
 Limited Partners per
 Unit (70,000 Units
 outstanding)(c)          $     84.23 $    108.28        None $     36.78  $     22.50
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $22,369,600 $24,393,400 $31,547,600 $56,374,800  $63,912,500
Investment in mortgage
 loan receivable (net of
 unearned discount)              None        None $ 1,064,000 $ 1,064,000  $ 1,064,000
Number of real property
 interests owned at
 December 31                        3           3           4           5            7
---------------------------------------------------------------------------------------

(a) Net income (loss) allocated to Limited Partners for 1994 and 1993 included an extraordinary (loss) on early extinguishment of debt.
(b) Distributions to Limited Partners per Unit for the years ended December 31, 1996, 1995 and 1994 included Sale Proceeds of $57.00, $75.00 and $215.00, respectively.
(c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1996         1995          1994         1993        1992
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement)(a)            $ 3,177,300  $ 3,319,400  $  3,380,200  $3,248,600  $ 3,520,600
Items of reconciliation:
 Discount of principal
  on mortgage loan
  receivable                                20,000
 Principal payments on
  mortgage loans payable                                 233,100     903,500      123,100
 Amortization of
  discount on mortgage
  loans receivable                                                                   (700)
 Changes in current
  assets and
  liabilities:
  (Increase) decrease in
   current assets              (2,700)      48,100        39,700     234,100      (24,500)
  Increase (decrease) in
   current liabilities         91,900      313,700      (205,200)   (380,200)     179,200
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 3,266,500  $ 3,701,200  $  3,447,800  $4,006,000  $ 3,797,700
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(1,469,100) $ 5,880,300  $ 42,840,500  $ (301,500) $ 3,116,300
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(7,015,900) $(8,689,500) $(48,103,500) $ (363,000) $(4,641,700)
------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report and the supplemental schedule on pages A-9 and A-10.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1996: 1) the Partnership sold or disposed of three of its real property investments; 2) the Partnership and its affiliate dissolved the Joint Venture as a result of the sale of the real property investment of the Joint Venture and 3) all four of the mortgage loan investments were repaid to the Partnership.

The following is an update to matters disclosed in the Partnership's annual report for the year ended December 31, 1995:

The largest tenant at Old Mill Shopping Center ("Old Mill") had vacated the premises. During 1996, the Managing General Partner was able to replace this tenant (at a lower per square foot rent). Efforts to sell the property have been unsuccessful to date, however, the Partnership will continue to market Old Mill for sale.

The lease for the tenant occupying 67% of Brookwood Metroplex Office Buildings I & II ("Brookwood") expires in December 1998. While the tenant has options to extend their lease, no commitment has been made as of the date of this filing. This space is significant to the operations of Brookwood. The Managing General Partner has initiated discussions in an effort to obtain a commitment to exercise this option.

The Managing General Partner continues to review significant factors regarding the Partnership's properties to determine if each property's carrying basis exceeds its estimated fair value and when appropriate makes value impairment adjustments. These factors include, but are not limited to: 1) recent and/or budgeted operating performance; 2) research of market conditions; 3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership recorded a (loss) for provision for value impairment of $(1,700,000) for the year ended December 31, 1996 related to Old Mill. For more details related to this provision, see Note 8 of Notes to Financial Statements. The Managing General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provision for value impairment does not impact cash flows as defined by GAAP or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                           Comparative Operating Results
                                                        (a)
                                          For the Years Ended December 31,
                                          ----------------------------------
                                             1996        1995        1994
-----------------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I &
 II
Rental revenues                           $2,402,100  $2,305,800  $2,195,300
-----------------------------------------------------------------------------
Property net income
 (loss) (b)(c)                            $  708,800  $  490,700  $  (13,600)
-----------------------------------------------------------------------------
Average occupancy                                 99%        100%         98%
-----------------------------------------------------------------------------
OLD MILL PLACE
Rental revenues                           $1,326,400  $1,289,000  $1,303,200
-----------------------------------------------------------------------------
Property net income (b)                   $  891,500  $  523,300  $  526,100
-----------------------------------------------------------------------------
Average occupancy                                 85%         89%         95%
-----------------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues                           $1,111,300  $1,067,100  $1,082,900
-----------------------------------------------------------------------------
Property net income                       $  566,300  $  541,800  $  565,100
-----------------------------------------------------------------------------
Average occupancy                                100%        100%         99%
-----------------------------------------------------------------------------
TUCKERSTONE COMMONS/ROOKER ROYAL I & II WAREHOUSES
 (D)
Rental revenues                                       $  348,000  $  645,900
-----------------------------------------------------------------------------
Property net income                                   $  129,100  $  238,400
-----------------------------------------------------------------------------
Average occupancy                                            (d)          90%
-----------------------------------------------------------------------------
EL PASO NATURAL GAS BUILDING (E)
Rental revenues                                                   $1,003,400
-----------------------------------------------------------------------------
Property net income                                               $  324,100
-----------------------------------------------------------------------------
Average occupancy                                                        100%
-----------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments or the mortgage loan receivable and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income excludes provisions for value impairment cumulatively totaling $750,000 and $3,000,000 on Brookwood and Old Mill, respectively, which were included in the Statements of Income and Expenses for the years ended December 31, 1996 and 1995 (see Note 8 of Notes to Financial Statements for additional information).
(c) On October 3, 1994 the Partnership repaid the principal balance of the mortgage loan collateralized by Brookwood in the amount of $7,000,000, along with a prepayment penalty of $210,000. Property net (loss) excludes the prepayment penalty, which was included in the Statement of Income and Expenses for the year ended December 31, 1994 as an extraordinary (loss) on early extinguishment of debt.
(d) Tuckerstone Commons / Rooker Royal I & II Warehouses ("Rooker") was sold on June 16, 1995. Property net income for 1995 excludes the net gain of $868,800 from the sale of the property.
(e) The Joint Venture which owned El Paso Natural Gas Building ("El Paso"), in which the Partnership had a 50% interest, sold El Paso on April 6, 1994. Property net income excludes the Partnership's share of the net gain which was $18,929,600 from the sale of the property and an extraordinary (loss) of $914,300 on the early extinguishment of debt, which were included in the Statement of Income and Expenses for the year ended December 31, 1994.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income for the year ended December 31, 1996 decreased by $182,400 when compared to the year ended December 31, 1995. The decrease was primarily due to the absence of the operating results of Rooker in 1996 as well as the gain reported on the sale of Rooker in 1995, partially offset by a decrease of $350,000 in provisions for value impairment from 1995 to 1996.

Net income, exclusive of provisions for value impairment and the operating results and net gain on sale of Rooker, increased by $465,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to increases in operating results at the Partnership's remaining properties together with a decrease in general & administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in printing and mailing costs as well as a decrease in salaries which was related primarily to a reduction in staff. The increase was partially offset by a decrease in interest income as a result of a reduction in the rates available on short-term investments in 1996.

The following comparative discussion includes the operating results of the Partnership's three remaining property investments.

Rental revenues increased by $194,200 or 4.2% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The primary factor which caused the increase in rental revenues was the 1996 receipt of payments as consideration for the early termination of two tenant leases at Old Mill in order to vacate the premises prior to the expiration of their respective leases. These tenants have subsequently been replaced by a major new tenant. This new tenant's lease matures September 30, 2011 and contains one five-year renewal option. The new tenant began to pay monthly base rent in December 1996 of $5.25 per square foot. The new tenant occupies 53,128 square feet, or approximately 35% of Old Mill's gross leasable area. In addition, the increase was also due to an increase in tenant expense reimbursements at Walker Springs Plaza Shopping Center ("Walker Springs") and an increase in the average base rental rate at Brookwood. The increase was partially offset by a decrease in base rents at Old Mill due to the short-term vacancy created by the departure of the above mentioned tenants.

Depreciation and amortization expense decreased by $384,800 for the years under comparison primarily due to the fact that effective January 1, 1996, the Partnership discontinued the recording of depreciation and amortization expense at Old Mill in connection with classifying the property as held for disposition. In addition, amortization expense decreased as a result of the 1995 write-off of the unamortized loan acquisition costs in connection with the early repayment of the mortgage loan collateralized by Brookwood.

Property operating expenses decreased by $61,800 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily the result of leasing fees paid to brokers for Old Mill being capitalized for financial reporting purposes in 1996 which resulted in lower 1996 property management fee expense as compared to 1995 at Old Mill. In addition, the decrease was due to a reduction in utility costs at Brookwood resulting from the departure of a tenant that used an above average amount of electricity. The decrease was partially offset by an increase in professional service fees at Old Mill as a result of the early lease terminations and the costs associated with the replacement of the tenants.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income for the year ended December 31, 1995 decreased by $19,014,400 when compared to the year ended December 31, 1994. The decrease was primarily the result of: 1) the effects on operating results from the 1994 sale of El Paso;
2) provisions for value impairment recognized during 1995; 3) the absence in 1995 of a full year of results of operations from Rooker and 4) reduced interest income resulting from the 1995 repayment of the Partnership's mortgage note receivable. Partially offsetting these effects were the gain on the sale of Rooker and the extraordinary (loss) recognized in 1994 on the early extinguishment of debt on the mortgage loans collateralized by Brookwood and El Paso. The Partnership recorded provisions for value impairment of $(2,050,000) during 1995. The sale of Rooker (including operating results and the net gain on sale of the property) and earnings on the mortgage loan receivable accounted for net income of $994,200 in 1995, as compared to the sale of El Paso (including operating results and the net gain, after the extraordinary (loss) on the early extinguishment of debt on the sale of the property), the extraordinary (loss) on the early extinguishment of debt on the mortgage loan collateralized by Brookwood, the operating results of Rooker and earnings on the mortgage loan receivable accounting for

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

net income of $18,484,300 in 1994. For further information, see Notes 3, 6 and 8 of Notes to Financial Statements.

Excluding the effects on net income of the properties sold, provisions for value impairment, extraordinary (losses) on the early extinguishment of debt and interest on the mortgage loan receivable, net income for the year ended December 31, 1995 increased $525,600 when compared to the year ended December 31, 1994. The primary factors contributing to the increase in net income were improved operating results at Brookwood and an increase in interest income as a result of an increase in the rates on and funds available for short-term investments. Partially offsetting the increase in net income were decreases in the operating results of Walker Springs and Old Mill.

The following comparative discussion includes only the operating results of the Partnership's three remaining property investments.

Rental revenues increased by $80,500 or 1.8% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factor which caused the increase in rental revenues was an increase in tenant expense reimbursements at Brookwood and Old Mill, respectively, due to reimbursements in 1995 for prior year expenses that were greater than had been previously estimated. Increases in the average occupancy and base rental rates charged to new and renewing tenants at Brookwood and Walker Springs also contributed to the increase in rental revenues. Partially offsetting the increase was a decrease in tenant expense reimbursements at Walker Springs, as a result of reimbursements in 1994, which included prior year reimbursements that were greater than had been previously estimated as well as a decrease in 1995 expense reimbursements charged to tenants and a decrease in the average occupancy and base rental rates at Old Mill.

Interest expense decreased by $515,600 for the year ended December 31, 1995 when compared to 1994 due to the payoff on October 3, 1994 of the mortgage loan collateralized by Brookwood.

Insurance expense decreased by $13,900 for the year ended December 31, 1995 when compared to 1994. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Repairs and maintenance expense decreased by $13,900 for the year ended December 31, 1995 when compared to the prior year. The decrease was primarily due to nonrecurring expenses incurred in 1994 including emergency roof repairs at Old Mill and driveway and parking lot repair and restriping at Walker Springs. Partially offsetting the decrease was increased repair and maintenance expense at Brookwood during 1995 due to additional landscaping as well as an increase in the cost of janitorial services.

Property operating expense increased by $105,100 for the comparable periods. The primary factors which caused the increase were increased utility costs, property management and leasing fees and professional service costs at Brookwood and professional service costs at Old Mill.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $142,100 for the year ended December 31, 1996 when compared to year ended December 31, 1995 was primarily due to the absence in 1996 of the operating results generated by Rooker. Exclusive of Rooker, Cash Flow (as defined in the Partnership Agreement) increased $80,700 due to the increases in net income, exclusive of depreciation and amortization expense, as previously discussed.

The decrease in the Partnership's cash position of $5,218,500 as of December 31, 1996 when compared to December 31, 1995 was primarily the result of the special distribution of $3,990,000 of Sale Proceeds to Limited Partners on November 30, 1996, as further described below. The increase in investments in debt securities also contributed to the decrease in cash as of December 31,

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

1996. Liquid assets, including cash, cash equivalents and investments debt securities, of the Partnership as of December 31, 1996 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $434,700 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. This decrease was primarily due to the timing of the payment of expenses at Brookwood and Old Mill and the absence of cash generated by Rooker. Partially offsetting the decrease was the improved operating results of the Partnership's remaining properties.

Net cash provided by (used for) investing activities changed from $5,880,300 for the year ended December 31, 1995 to $(1,469,100) for the year ended December 31, 1996. This change was primarily due to the effects of the net proceeds received in 1995 from the sale of Rooker, the 1995 repayment of the mortgage loan receivable and the 1996 increases in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and substantially all of them mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1996, the Partnership spent $393,100 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $790,000 during the year ending December 31, 1997. Included in the 1997 budgeted amount are capital and tenant improvements and leasing costs of approximately $625,000, $115,000 and $50,000 at Brookwood, Old Mill and Walker Springs, respectively. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for disposition.

As a result of the performance of the Partnership's remaining properties, the Managing General Partner determined that Sale Proceeds previously reserved for working capital purposes could be distributed to Limited Partners. Accordingly, the Partnership declared a special distribution in the amount of $3,990,000, or $57.00 per Unit, to Limited Partners of record as of October 1, 1996. This special distribution was included with the third quarter distribution to Limited Partners on November 30, 1996.

The decrease in net cash used for financing activities of $1,673,600 for the year ended December 31, 1996 as compared to 1995 was primarily due to the 1995 distribution of Sale Proceeds of $5,250,000 from the sale of Rooker exceeding the special distribution of $3,990,000 paid in 1996 as well as a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) resulting from the decreased operating results of the Partnership.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $494,000.

As of December 31, 1996, 39 of the Partnership's 56 tenants, with leases totaling 329,400 square feet, have leases expiring during the next three years. Total base rents budgeted to be collected from these tenants for the year ending December 31, 1997 is $2,524,800. Several of these tenants have options to extend the maturity date of their lease. The base rental rates applicable to these options varies from lease to lease, and are either based on market conditions prevalent at the time of renewal, or are specified in the original lease. Notwithstanding the rental rates that may be in effect on the tenants' option exercise dates, the Partnership faces uncertainty with respect to the occupancy of its properties during the next three years. The Managing General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled expiration dates in an effort to maintain the occupancy level and rental revenues at the Partnership's properties.

Distributions to Limited Partners for the quarter ended December 31, 1996 were declared in the amount of $455,000, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits".


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

The Partnership dismissed Grant Thornton, L.L.P. as its independent public accountants effective April 1, 1996 and engaged Ernst & Young LLP as its new independent public accountants. This event was reported on Form 8-K dated April 1, 1996, filed April 3, 1996.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

       Name                                                 Office
       ----                                                 ------
     Samuel Zell.......................................Chairman of the Board
     Douglas Crocker II................................Director
     Sheli Z. Rosenberg................................Director

     Samuel Zell, 55, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC") He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(b,c & e) EXECUTIVE OFFICERS
          ------------------

     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                                 Office
       ----                                                 ------

     Douglas Crocker II...................President and Chief Executive Officer
     Gus J. Athas.........................Senior Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Gus J. Athas, 60, has been Senior Vice President of the Managing General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the Managing General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 70,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of the Managing General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed, plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1996, these Affiliates were entitled to leasing, property management and supervisory fees of $323,000. In addition, other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of $84,900 for insurance and personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, a total of $90,900 was due to Affiliates as of December 31, 1996.

     In addition, as of December 31, 1996, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the buildings comprising a portion of Atlanta Gateway. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

--------  ----------------------------------------------

     allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1996, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $268,300, and allocated Net Profits of $251,300 which included a (loss) from provision for value impairment of $(17,000).

     Revco D. S., Inc. ("Revco"), a drug store company, of which a 19% ownership interest was owned by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the year ended December 31, 1996, Revco paid rent of $60,200. The per square foot rent paid by Revco, at the inception of its lease was comparable to that paid by other tenants at this property.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and a director of the Managing General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1996, Rosenberg was entitled to $26,600 for legal fees from the Partnership. As of December 31, 1996, $1,600 were due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST CAPITAL INCOME PROPERTIES, LTD. - VIII

                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                MANAGING GENERAL PARTNER

Dated: March 28, 1997      By:  /s/      DOUGLAS CROCKER II
       --------------           ------------------------------------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/    SAMUEL ZELL             March 28, 1997        Chairman of the Board and
-------------------------      --------------        Director of the Managing General Partner
       SAMUEL ZELL

/s/    DOUGLAS CROCKER II      March 28, 1997        President, Chief Executive Officer and
-------------------------      --------------        Director of the Managing General Partner
       DOUGLAS CROCKER II

/s/    SHELI Z. ROSENBERG      March 28, 1997        Director of the Managing General Partner
-------------------------      --------------
       SHELI Z. ROSENBERG

/s/    GUS J. ATHAS            March 28, 1997        Senior Vice President
-------------------------      --------------
       GUS J. ATHAS

/s/    NORMAN M. FIELD         March 28, 1997        Vice President - Finance and Treasurer
-------------------------      --------------
       NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                            Pages
                                                       ----------------

Reports of Independent Auditors                          A-2 and A-3

Balance Sheets as of December 31, 1996                       A-4
 and 1995

Statements of Partners' Capital for the
 Years Ended December 31, 1996, 1995                         A-4
 and 1994


Statements of Income and Expenses for
 the Years Ended December 31, 1996,                          A-5
 1995 and 1994


Statements of Cash Flows for the Years
 Ended December 31, 1996, 1995 and 1994                      A-5


Notes to Financial Statements                            A-6 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated                        A-9 and A-10
 Depreciation as of December 31, 1996


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

EXHIBIT (10)  Material Contracts

(a) Real Estate Sale Agreement for the sale of the Partnership's interest in the Tuckerstone Commons/Rooker Royal I & II Warehouses filed as an exhibit to the Partnership's Report on Form 8-K dated June 16, 1995, is incorporated herein by reference.

(b) Lease agreement for a tenant at Old Mill, one of the Partnership's most significant properties, whose revenues exceeded 10% of Old Mill's 1997 budgeted rental revenues.

EXHIBIT (13)  Annual Report to Security Holders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                         REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Income Properties, Ltd. - Series VIII
Chicago, Illinois


We have audited the accompanying balance sheet of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1996, and the related statements of income and expenses, partners' capital and cash flows for the year ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series VIII at December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the 1996 related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       Ernst & Young LLP


Chicago, Illinois
March 14, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Partners
First Capital Income Properties, Ltd. - Series VIII
Chicago, Illinois


We have audited the balance sheets of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1995 and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. We have also audited the 1995 and 1994 information in Schedule III of First Capital Income Properties, Ltd. - Series VIII. In our opinion, this schedule presents fairly, in all material respects, the 1995 and 1994 information required to be set forth therein.




                                                Grant Thornton LLP

Chicago, Illinois
February 15, 1996

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                     1996          1995
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  6,086,700  $  6,086,700
 Buildings and improvements                        28,217,200    29,524,100
----------------------------------------------------------------------------
                                                   34,303,900    35,610,800
 Accumulated depreciation and amortization        (11,934,300)  (11,217,400)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    22,369,600    24,393,400
Cash and cash equivalents                           4,029,600     9,248,100
Investments in debt securities                      1,076,000
Rents receivable                                      261,700       255,300
Other assets                                            9,500        13,200
----------------------------------------------------------------------------
                                                 $ 27,746,400  $ 33,910,000
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    567,600  $    572,300
 Due to Affiliates                                    130,200        66,600
 Security deposits                                     51,200        63,200
 Distributions payable                                505,600       836,100
 Other liabilities                                     65,800        32,800
----------------------------------------------------------------------------
                                                    1,320,400     1,571,000
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                           (17,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                     26,443,000    32,339,000
----------------------------------------------------------------------------
                                                   26,426,000    32,339,000
----------------------------------------------------------------------------
                                                 $ 27,746,400  $ 33,910,000
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                        $ (44,600) $ 38,345,100  $ 38,300,500
Net income for the year ended
 December 31, 1994                        533,700    19,423,400    19,957,100
Distributions for the year ended
 December 31, 1994                       (311,100)  (17,850,000)  (18,161,100)
------------------------------------------------------------------------------
Partners' capital, December 31, 1994      178,000    39,918,500    40,096,500
Net income for the year ended December
 31, 1995                                 167,000       775,700       942,700
Distributions for the year ended
 December 31, 1995                       (345,000)   (8,355,200)   (8,700,200)
------------------------------------------------------------------------------
Partners' capital, December 31, 1995            0    32,339,000    32,339,000
Net income for the year ended December
 31, 1996                                 251,300       509,000       760,300
Distributions for the year ended
 December 31, 1996                       (268,300)   (6,405,000)   (6,673,300)
------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                               $ (17,000) $ 26,443,000  $ 26,426,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)

                                               1996       1995       1994
------------------------------------------------------------------------------
Income:
 Rental                                     $4,839,400 $4,993,200 $ 6,232,700
 Interest on short-term investments            470,800    640,200     599,000
 Interest on mortgage loan receivable                      16,300     116,500
 Gain on sale of property                                 868,800  18,929,600
------------------------------------------------------------------------------
                                             5,310,200  6,518,500  25,877,800
------------------------------------------------------------------------------
Expenses:
 Interest                                                             969,000
 Depreciation and amortization                 717,000  1,195,500   1,461,500
 Property operating:
  Affiliates                                   338,300    359,300     367,700
  Nonaffiliates                                583,600    686,600     619,300
 Real estate taxes                             510,400    536,500     566,600
 Insurance--Affiliate                           48,700     52,500      78,800
 Repairs and maintenance                       476,900    495,800     535,500
 General and administrative:
  Affiliates                                    40,100     51,400      80,600
  Nonaffiliates                                134,900    148,200     117,400
 Provisions for value impairment             1,700,000  2,050,000
------------------------------------------------------------------------------
                                             4,549,900  5,575,800   4,796,400
------------------------------------------------------------------------------
Net income before extraordinary (loss) on
 early extinguishment of debt                  760,300    942,700  21,081,400
Extraordinary (loss) on early
 extinguishment of debt                                            (1,124,300)
------------------------------------------------------------------------------
Net income                                  $  760,300 $  942,700 $19,957,100
------------------------------------------------------------------------------
Net income allocated to General Partners    $  251,300 $  167,000 $   533,700
------------------------------------------------------------------------------
Net income allocated to Limited Partners    $  509,000 $  775,700 $19,423,400
------------------------------------------------------------------------------
Net income before extraordinary (loss) on
 early extinguishment of debt allocated to
 Limited Partners per Unit (70,000 Units
 outstanding)                               $     7.27 $    11.08 $    293.25
------------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (70,000 Units outstanding)        $     7.27 $    11.08 $    277.48
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                               1996        1995        1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                 $  760,300  $  942,700  $19,957,100
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                717,000   1,195,500    1,461,500
  (Gain) on sale of property                              (868,800) (18,929,600)
  Provisions for value impairment            1,700,000   2,050,000
  Discount of principal on mortgage loan
   receivable                                               20,000
  Extraordinary loss on early
   extinguishment of debt                                             1,124,300
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable      (6,400)      4,400       31,400
   Decrease in other assets                      3,700      43,700        8,300
   (Decrease) increase in accounts payable
    and accrued expenses                        (4,700)    334,400      (74,600)
   Increase (decrease) in due to
    Affiliates                                  63,600     (48,600)      28,700
   Increase (decrease) in other
    liabilities                                 33,000      27,900     (159,300)
--------------------------------------------------------------------------------
    Net cash provided by operating
     activities                              3,266,500   3,701,200    3,447,800
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                                (393,100)   (327,600)    (567,500)
 (Increase) in investments in debt
  securities                                (1,076,000)
 Proceeds from the sale of property                      5,163,900   43,267,700
 Proceeds from retirement of mortgage loan
  receivable                                             1,044,000
 Decrease in escrow deposits                                             65,300
 Maturity of restricted certificate of
  deposit                                                                75,000
--------------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities                   (1,469,100)  5,880,300   42,840,500
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners             (7,003,900) (8,641,900) (18,378,800)
 (Decrease) increase in security deposits      (12,000)    (47,600)      11,200
 Principal payments on mortgage loans
  payable                                                           (28,611,600)
 Prepayment cost on mortgage loans payable                           (1,124,300)
--------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                             (7,015,900) (8,689,500) (48,103,500)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                (5,218,500)    892,000   (1,815,200)
Cash and cash equivalents at the beginning
 of the year                                 9,248,100   8,356,100   10,171,300
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                   $4,029,600  $9,248,100  $ 8,356,100
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year                                      $ 1,025,900
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
NOTES TO FINANCIAL STATEMENTS

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets to be disposed of. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis. The Partnership had provided for provisions for properties affected during the current year. See Note 8 for additional information.

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

Investments in debt securities at December 31, 1996 are comprised of corporate debt securities totaling $1,076,000 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value at December 31, 1996. All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different form their carrying value at December 31, 1996 and 1995.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1996, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $268,300, and allocated Net Profits, of $251,300, which included a (loss) from provision for value impairment of $(17,000). For the year ended December 31, 1995, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $345,000 and allocated Net Profits of $167,000, which included a Net Profit from the sale of a Partnership property of $8,700 and (losses) from provisions for value impairment of $(186,700). For the year ended December 31, 1994, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement) of $311,100 and allocated Net Profits of $533,700, which included a Net Profit from the sale of a Partnership property of $236,100 and an extraordinary (loss) on early extinguishment of debt of $(13,500).

Fees and reimbursements paid and payable by the Partnership to Affiliates for the year ended December 31, 1996, 1995 and 1994 were as follows:

                                1996              1995             1994
                          ----------------- ---------------- -----------------
                            Paid   Payable    Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees             $254,100 $ 86,800 $392,700 $17,900 $273,100 $ 72,500
Real estate commission
 (a)                          None   37,700     None  37,700     None   37,700
Reimbursements of
 property insurance
 premiums, at cost          48,700     None   52,600    None   75,900     None
Reimbursements of
 expenses, at cost:
 --Accounting               33,300    3,800   27,200   7,900   23,700    2,800
 --Investor communication    8,200      300   15,200   1,500   10,100    1,100
 --Legal                    25,000    1,600   44,700    None  112,500     None
 --Mortgage servicing         None     None     None   1,600    2,700    1,100
------------------------------------------------------------------------------
                          $369,300 $130,200 $532,400 $66,600 $498,000 $115,200
------------------------------------------------------------------------------

(a) As of December 31, 1996, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by Affiliates of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

Revco D. S., Inc. ("Revco"), a drug store company, of which 19% is owned by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the year ended December 31, 1996, Revco paid $60,200 to the Partnership for base rent, percentage rent and reimbursement of expenses. The per square foot rent required of Revco at the inception of its lease was comparable to that of other tenants at this property.

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

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
4. FUTURE MINIMUM RENTALS:

Future minimum rental income due on noncancelable leases as of December 31, 1996 were as follows:

                    1997        $ 3,648,500
                    1998          3,234,700
                    1999          1,362,900
                    2000          1,098,100
                    2001            775,800
                    Thereafter    3,740,300
                             --------------
                                $13,860,300
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $21,900, $7,300 and $10,000, respectively.

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property for financial statement purposes and provisions for value impairment. The net effect of these differences for the year ended December 31, 1996, was that the net income for tax reporting purposes was less than the net income for financial statement purposes by $1,201,300. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1996 was $38,053,900.

6. PROPERTY SALES:

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

On April 6, 1994, First Capital Kayser Center, in which the Partnership was a 50% joint venture partner, sold its interest in El Paso for a sale price of $88,450,000. The outstanding indebtedness on this property of $42,757,000 was repaid at closing. First Capital Kayser Center incurred selling expenses of $3,743,300, of which $1,828,600 related to a prepayment penalty on the early extinguishment of debt. First Capital Kayser Center received net sale proceeds of $84,706,700, of which the Partnership's share was $42,353,400. The net gain, excluding recognition of the prepayment penalty, reported by the Partnership for financial statement purposes was $18,929,600.

All of the above sales were all-cash transactions, with no further involvement on the part of the Partnership.

7. ASSET HELD FOR DISPOSITION:

During 1996, the Managing General Partner determined that it was in the best interest of the Partnership to sell Old Mill Shopping Center ("Old Mill"). Accordingly, the Partnership has classified Old Mill as held for disposition effective on January 1, 1996. The Managing General Partner believes that a sale will be consummated during 1997. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of December 31, 1996 was $6,991,600 and does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statement of Income and Expenses, for the year ended December 31, 1996 was $891,500 which is exclusive of a provision for value impairment. In conjunction with classifying this property as held for disposition, no depreciation expense has been recorded during the year ended December 31, 1996.

8. PROVISIONS FOR VALUE IMPAIRMENT:

Efforts to sell Old Mill during 1996 have indicated that additional price concessions will be necessary to successfully complete a transaction. Accordingly, the Partnership has adjusted the carrying basis of the property to $6,991,600, recording a provision for value impairment of $1,700,000 during the fourth quarter of 1996.

During 1995, the Partnership, recognizing depressed economic conditions in the retail industry, together with regional and specific factors affecting the Partnership's properties, adjusted the carrying bases of Old Mill and Brookwood through the recording of provisions for value impairment of $1,300,000 and $750,000, respectively.

Provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarter.

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996


     Column A                            Column C                    Column D                            Column E
------------------               ------------------------    -------------------------   -----------------------------------------
                                       Initial cost              Costs capitalized                Gross amount at which
                                    to Partnership (1)       subsequent to acquisition          carried at close of period
                                 ------------------------    -------------------------   -----------------------------------------
                                                Buildings                                              Buildings
                                                   and                                                    and
                                                Improve-      Improve-      Carrying                   Improve-
   Description                      Land          ments         ments       Costs (2)      Land          ments      Total (3)(4)
------------------               ----------    ----------    -----------   -----------   ----------   ----------   --------------
Shopping Centers:
-----------------
Old Mill Place
  Shopping Center
  (San Antonio, TX)              $2,475,900    $10,385,400    $  776,900    $130,800    $2,100,800    $8,668,200    $10,769,000 (5)

Walker Springs Plaza
  Shopping Center
  (Knoxville, TN)                 1,756,800      4,440,200     1,148,800      98,400     1,784,700     5,659,500      7,444,200

Office Buildings:
-----------------
Brookwood Metroplex
  Office Buildings I & II
  (Birmingham, AL)                2,188,100     11,595,100     2,976,300      81,200     2,201,200    13,889,500     16,090,700 (5)
                                 ----------    -----------    ----------    --------    ----------   -----------    -----------
                                 $6,420,800    $26,420,700    $4,902,000    $310,400    $6,086,700   $28,217,200    $34,303,900
                                 ==========    ===========    ==========    ========    ==========   ===========    ===========

                                    Column F           Column G          Column H        Column I
                                  ------------        ----------        ----------      -----------
                                                                                          Life on
                                                                                           which
                                                                                         deprecia-
                                                                                        tion in lat-
                                    Accumu-                                              est income
                                     lated              Date of                          statements
                                   Deprecia-           construc-           Date           is com-
   Description                      tion (3)             tion            Acquired          puted
------------------                ------------        ----------        ----------      -----------
Shopping Centers:
-----------------
Old Mill Place
  Shopping Center                                                                           35 (6)
  (San Antonio, TX)               $3,777,500           1980 - 81        Sept. 1983        2 - 11 (7)

Walker Springs Plaza
  Shopping Center                                                                           35 (6)
  (Knoxville, TN)                  2,073,400              1972          Dec. 1983         3 - 7 (7)

Office Buildings:
-----------------
Brookwood Metroplex
  Office Buildings I & II                                                                   35 (6)
  (Birmingham, AL)                 6,083,400              1975          Aug. 1983         2 - 13 (7)
                                 -----------
                                 $11,934,300
                                 ===========

Column B - Not Applicable.


                 See accompanying notes on the following page.

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             NOTES TO SCHEDULE III

Note 1. Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3. The following is a reconciliation of activity in Columns E and F.

                     December 31, 1996              December 31, 1995            December 31, 1994
                 --------------------------    --------------------------    --------------------------
                               Accumulated                   Accumulated                   Accumulated
                    Cost       Depreciation       Cost       Depreciation       Cost       Depreciation
                 -----------   ------------    -----------   ------------    -----------   ------------
Balance
 at the
 beginning
 of the year     $35,610,800    $11,217,400    $43,457,400    $11,909,800    $74,510,900    $18,136,100

Additions
 during the
 year:

Improvements         393,100                       327,600                       567,500

Provision for
 depreciation                       716,900                     1,136,700                     1,454,500

Deductions
 during the
 year:

Basis
 of disposed
 real property                                  (6,124,200)                  (31,621,000)

Accumulated
 depreciation
 on real estate
 disposed                                                      (1,829,100)                   (7,680,800)

Provisions
 for value
 impairment       (1,700,000)                   (2,050,000)
                 -----------    -----------    -----------    -----------    -----------    -----------

Balance at
 the end of
 the year        $34,303,900    $11,934,300    $35,610,800    $11,217,400    $43,457,400    $11,909,800
                 ===========    ===========    ===========    ===========    ===========    ===========

Note 4. The aggregate cost for federal income tax purposes at December 31, 1996 was $38,053,900.

Note 5. Included a provision for value impairment. See Note 8 of Notes to Financial Statements for additional information.

Note 6. Estimated useful life for building.

Note 7. Estimated useful life for improvements.