Form 10-Q
period 1997-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1997-05-15
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

     Commission File Number                           0-12537
                                    --------------------------------------------


              First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                              59-2192277
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                     1997      December 31,
                                                 (Unaudited)       1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  6,086,700  $  6,086,700
 Buildings and improvements                        28,155,500    28,217,200
----------------------------------------------------------------------------
                                                   34,242,200    34,303,900
Accumulated depreciation and amortization         (12,114,600)  (11,934,300)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    22,127,600    22,369,600
Cash and cash equivalents                           3,102,400     4,029,600
Investments in debt securities                      1,810,700     1,076,000
Rents receivable                                      268,200       261,700
Other assets                                            7,800         9,500
----------------------------------------------------------------------------
                                                 $ 27,316,700  $ 27,746,400
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    277,400  $    567,600
 Due to Affiliates                                     91,500       130,200
 Distributions payable                                505,600       505,600
 Security deposits                                     52,600        51,200
 Other liabilities                                      6,700        65,800
----------------------------------------------------------------------------
                                                      933,800     1,320,400
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                           (17,000)      (17,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                     26,399,900    26,443,000
----------------------------------------------------------------------------
                                                   26,382,900    26,426,000
----------------------------------------------------------------------------
                                                 $ 27,316,700  $ 27,746,400
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1996         $       0  $32,339,000  $32,339,000
Net income for the year ended December
 31, 1996                                    251,300      509,000      760,300
Distributions for the year ended December
 31, 1996                                   (268,300)  (6,405,000)  (6,673,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (17,000)  26,443,000   26,426,000
Net income for the quarter ended March
 31, 1997                                     50,600      411,900      462,500
Distributions for the quarter ended
 March 31, 1997                              (50,600)    (455,000)    (505,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1997                                      $ (17,000) $26,399,900  $26,382,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,130,000 $1,173,100
 Interest on short-term investments                    63,200    120,500
------------------------------------------------------------------------
                                                    1,193,200  1,293,600
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        180,300    178,100
 Property operating:
  Affiliates                                           40,800     73,700
  Nonaffiliates                                       193,600    156,000
 Real estate taxes                                    135,100    139,700
 Insurance--Affiliate                                  12,200     12,200
 Repairs and maintenance                              115,800    105,100
 General and administrative:
  Affiliates                                            7,000     10,300
  Nonaffiliates                                        45,900     48,900
------------------------------------------------------------------------
                                                      730,700    724,000
------------------------------------------------------------------------
Net income                                         $  462,500 $  569,600
------------------------------------------------------------------------
Net income allocated to General Partners           $   50,600 $   83,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  411,900 $  486,000
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     5.88 $     6.94
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997        1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  462,500  $  569,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           180,300     178,100
  Changes in assets and liabilities:
   (Increase) in rents receivable                          (6,500)    (90,900)
   Decrease (increase) in other assets                      1,700      (5,900)
   (Decrease) in accounts payable and accrued expenses   (290,200)   (254,200)
   (Decrease) increase in due to Affiliates               (38,700)     21,900
   (Decrease) in other liabilities                        (59,100)
------------------------------------------------------------------------------
    Net cash provided by operating activities             250,000     418,600
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (7,800)    (12,700)
 Refund of lease commissions                               69,500
 (Increase) in investments in debt securities, net       (734,700)
------------------------------------------------------------------------------
    Net cash (used for) investing activities             (673,000)    (12,700)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (505,600)   (836,100)
 Increase (decrease) in security deposits                   1,400      (7,500)
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (504,200)   (843,600)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents              (927,200)   (437,700)
Cash and cash equivalents at the beginning of the
 period                                                 4,029,600   9,248,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,102,400  $8,810,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

The Partnership evaluates its rental properties when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair market value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at March 31, 1997 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of March 31, 1997, these securities had a fair market value of $1,807,900 and unrealized (losses) totaling $(2,800). Substantially all of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications have no effect on net income or Partners' capital (deficit).

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1997 and 1996, the General Partners' were entitled to distributable Cash Flow (as defined in the Partnership Agreement), and accordingly, allocated Net Profits, of $50,600 and $83,600, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1997 were as follows:

                                                         Paid   Payable
-----------------------------------------------------------------------
Property and asset management and leasing fees         $ 91,800 $33,200
Reimbursement of property insurance premiums, at cost      None  12,200
Real estate commission (a)                                 None  37,700
Reimbursement of expenses, at cost:
 --Accounting                                             3,500   6,200
 --Investor communications                                  600     700
 --Legal                                                  4,500   1,500
-----------------------------------------------------------------------
                                                       $100,400 $91,500
-----------------------------------------------------------------------

(a) As of March 31, 1997, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

Revco D. S., Inc. ("Revco"), a drug store company, of which 19% is owned by Zell Chilmark Fund, L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the three months ended March 31, 1997, Revco paid $10,300 to the Partnership for base rent, percentage rent and reimbursement of expenses. The per square foot rent required of Revco at the inception of its lease was comparable to that paid by other tenants at this property.

On-site property management for the Partnership's office property is provided by an Affiliate of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the properties. As of December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers sold its management contracts to an unrelated party. This unaffiliated company receives fees ranging from 3% to 6% of gross rents received from the properties.

3. ASSET HELD FOR DISPOSITION:

The Managing General Partner has determined that, based on economic conditions in the region where Old Mill Place Shopping Center ("Old Mill") is located, it is in the best interest of the Partnership to sell Old Mill. Accordingly, the Partnership is currently marketing Old Mill for sale. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of March 31, 1997 was $6,920,400, which does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses for the three months ended March 31, 1997 and 1996, was $140,900 and $192,100, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                                Comparative
                                             Operating Results
                                                    (a)
                                             For the Quarters
                                                   Ended
                                             3/31/97  3/31/96
--------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues                              $591,700 $597,300
--------------------------------------------------------------
Property net income                          $169,600 $175,800
--------------------------------------------------------------
Average occupancy                                 98%     100%
--------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues                              $256,400 $301,300
--------------------------------------------------------------
Property net income                          $140,900 $192,100
--------------------------------------------------------------
Average occupancy                                 82%      85%
--------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues                              $281,900 $274,800
--------------------------------------------------------------
Property net income                          $141,600 $144,300
--------------------------------------------------------------
Average occupancy                                100%     100%
--------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income on investments and general and administrative expenses.

Net income decreased by $107,100 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to a decrease in interest income on short-term investments which was the result of less cash available for investment during 1997. Also contributing to the decrease were diminished operating results at the Partnership's three remaining properties with the most significant decrease occurring at Old Mill Place Shopping Center ("Old Mill").

Rental revenues decreased by $43,100 or 3.7% for the three months ended March 31, 1997 when compared to the three months ended March 31,1996. The decrease was primarily the result of decreased base rents and tenant real estate tax reimbursements at Old Mill, which was due to decreases in the average occupancy and base rental rates. Partially offsetting the decrease was an increase in common area expense reimbursements at Walker Springs Plaza Shopping Center ("Walker Springs").

Repairs and maintenance expense increased by $10,700 for the three-month periods under comparison. The increase was primarily the result of an increase in cleaning costs at Brookwood Metroplex Office Buildings I & II ("Brookwood"), which was due in part to an increase in wages. Also contributing to the increase was an increase in repairs to the roof at Walker Springs.

All other expenses remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income during a fiscal year, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                      Comparative Cash
                                                        Flow Results
                                                      For the Quarters
                                                            Ended
                                                      3/31/97    3/31/96
--------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 642,800  $ 747,700
Items of reconciliation:
(Increase) in current assets                            (4,800)   (96,800)
(Decrease) in current liabilities                     (388,000)  (232,300)
--------------------------------------------------------------------------
Net cash provided by operating activities            $ 250,000  $ 418,600
--------------------------------------------------------------------------
Net cash (used for) investing activities             $(673,000) $ (12,700)
--------------------------------------------------------------------------
Net cash (used for) financing activities             $(504,200) $(843,600)
--------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The decrease in Cash Flow (as defined in the Partnership Agreement) of $104,900 for the three months ended March 31, 1997 when compared to three months ended March 31, 1996 was primarily due to the decrease in net income, exclusive of depreciation and amortization, as previously discussed.

The decrease in the Partnership's cash position of $927,200 as of March 31, 1997 when compared to December 31, 1996 was primarily the result of the increase in investments in debt securities, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. The liquid assets, including cash, cash equivalents and investments debt securities, of the Partnership as of March 31, 1997 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $168,600 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. This decrease was primarily due to the decrease in operating results, as previously discussed, together with the timing of the receipt of rental payments at Old Mill and the payment of expenses at Brookwood and Walker Springs.

Net cash used for investing activities increased by $660,300 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to the increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1997, the Partnership spent $7,800 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $780,000 during the remainder of 1997. Included in the 1997 budgeted amount are capital and tenant improvements and leasing costs of approximately $620,000, $110,000 and $50,000 at Brookwood, Old Mill and Walker Springs, respectively. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $339,400 for the three months ended March 31, 1997 as compared to 1996 was primarily the result of a reduction in the amount of distributions to Partners. Following the special distribution of Sales Proceeds in November 1996, the Partnership adjusted the amount of distributions to an amount that was consistent with the amount of cash generated by the Partnership's remaining properties less amounts needed to be retained to supplement working capital reserves.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the three months ended March 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $137,200.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended March 31, 1997 were declared in the amount of $455,000, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          Part II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

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

Date: May 15, 1997           By:  /s/ DOUGLAS CROCKER II
      ------------                --------------------------------------
                                      DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date: May 15, 1997           By:  /s/ NORMAN M. FIELD
      ------------                --------------------------------------
                                      NORMAN M. FIELD
                                  Vice President - Finance and Treasurer