Form 10-Q
period 1997-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1997-08-13
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended             June 30, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________

     Commission File Number                     0-12537
                           -----------------------------------------------------


              First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                           59-2192277
-------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois      60606-2607
--------------------------------------------------------      ----------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   June 30,
                                                     1997      December 31,
                                                 (Unaudited)       1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  6,086,700  $  6,086,700
 Buildings and improvements                        28,386,200    28,217,200
----------------------------------------------------------------------------
                                                   34,472,900    34,303,900
Accumulated depreciation and amortization         (12,288,200)  (11,934,300)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    22,184,700    22,369,600
Cash and cash equivalents                           1,849,000     4,029,600
Investments in debt securities                      3,222,400     1,076,000
Rents receivable                                       95,400       261,700
Other assets                                            9,400         9,500
----------------------------------------------------------------------------
                                                 $ 27,360,900  $ 27,746,400
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    433,900  $    567,600
 Due to Affiliates                                     78,800       130,200
 Distributions payable                                505,600       505,600
 Security deposits                                     50,600        51,200
 Other liabilities                                      2,500        65,800
----------------------------------------------------------------------------
                                                    1,071,400     1,320,400
----------------------------------------------------------------------------
Partners' capital:
 General Partners                                     (17,000)      (17,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                     26,306,500    26,443,000
----------------------------------------------------------------------------
                                                   26,289,500    26,426,000
----------------------------------------------------------------------------
                                                 $ 27,360,900  $ 27,746,400
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1996         $      --  $32,339,000  $32,339,000
Net income for the year ended December
 31, 1996                                    251,300      509,000      760,300
Distributions for the year ended December
 31, 1996                                   (268,300)  (6,405,000)  (6,673,300)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1996         (17,000)  26,443,000   26,426,000
Net income for the six months ended June
 30, 1997                                    101,100      773,500      874,600
Distributions for the six months ended
 June 30, 1997                              (101,100)    (910,000)  (1,011,100)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1997           $ (17,000) $26,306,500  $26,289,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,061,800 $1,435,000
 Interest on short-term investments                    71,700    122,300
------------------------------------------------------------------------
                                                    1,133,500  1,557,300
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        173,600    177,000
 Property operating:
  Affiliates                                           45,100     85,900
  Nonaffiliates                                       184,200    146,600
 Real estate taxes                                    134,900    137,800
 Insurance--Affiliate                                  10,200     12,200
 Repairs and maintenance                              128,600    117,100
 General and administrative:
  Affiliates                                            6,400     12,000
  Nonaffiliates                                        38,400     36,400
------------------------------------------------------------------------
                                                      721,400    725,000
------------------------------------------------------------------------
Net income                                         $  412,100 $  832,300
------------------------------------------------------------------------
Net income allocated to General Partners           $   50,500 $   83,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  361,600 $  748,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     5.17 $    10.70
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $2,191,800 $2,608,100
 Interest on short-term investments                   134,900    242,800
------------------------------------------------------------------------
                                                    2,326,700  2,850,900
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        353,900    355,100
 Property operating:
  Affiliates                                           85,900    159,600
  Nonaffiliates                                       377,800    302,600
 Real estate taxes                                    270,000    277,500
 Insurance--Affiliate                                  22,400     24,400
 Repairs and maintenance                              244,400    222,200
 General and administrative:
  Affiliates                                           13,400     22,300
  Nonaffiliates                                        84,300     85,300
------------------------------------------------------------------------
                                                    1,452,100  1,449,000
------------------------------------------------------------------------
Net income                                         $  874,600 $1,401,900
------------------------------------------------------------------------
Net income allocated to General Partners           $  101,100 $  167,200
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  773,500 $1,234,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $    11.05 $    17.64
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   874,600  $ 1,401,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            353,900      355,100
  Changes in assets and liabilities:
   Decrease in rents receivable                            166,300      115,700
   Decrease (increase) in other assets                         100       (3,200)
   (Decrease) in accounts payable and accrued expenses    (133,700)    (162,400)
   (Decrease) increase in due to Affiliates                (51,400)      21,700
   (Decrease) in other liabilities                         (63,300)     (30,300)
--------------------------------------------------------------------------------
    Net cash provided by operating activities            1,146,500    1,698,500
--------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities           (2,146,400)  (7,003,300)
 Payments for capital and tenant improvements             (169,000)    (107,000)
--------------------------------------------------------------------------------
    Net cash (used for) investing activities            (2,315,400)  (7,110,300)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,011,100)  (1,672,200)
 (Decrease) in security deposits                              (600)     (10,300)
--------------------------------------------------------------------------------
    Net cash (used for) financing activities            (1,011,700)  (1,682,500)
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (2,180,600)  (7,094,300)
Cash and cash equivalents at the beginning of the
 period                                                  4,029,600    9,248,100
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 1,849,000  $ 2,153,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

The Partnership evaluates its rental properties when conditions exist which may indicate that it is probable that the sum of expected cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair market value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at June 30, 1997 are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1997, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement), and accordingly, allocated Net Profits, of $50,500 and $101,100, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                         Paid
                                                  ------------------
                                                  Quarter Six Months Payable
----------------------------------------------------------------------------
Property management and leasing fees              $38,600  $130,400  $33,800
Reimbursement of property insurance premiums, at
 cost                                              15,900    15,900    6,500
Real estate commission (a)                           None      None   37,700
Reimbursement of expenses, at cost:
 --Accounting                                       7,200    10,700      600
 --Investor communications                          2,200     2,800      200
 --Legal                                           11,800    16,300     None
----------------------------------------------------------------------------
                                                  $75,700  $176,100  $78,800
----------------------------------------------------------------------------

(a) As of June 30, 1997, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

Revco D. S., Inc. ("Revco"), a drug store company, which was 19% owned by Zell Chilmark Fund, L.P. ("Chilmark"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the quarter ended June 30, 1997 Chilmark reduced their interest in Revco to less than 10% and completely liquidated their interest in July 1997 to an unaffiliated third party. During the quarter and six months ended June 30, 1997, Revco paid $25,200 and $35,500, respectively, to the Partnership for base rent, percentage rent and reimbursement of expenses. The per square foot rent required of Revco at the inception of its lease was comparable to that paid by other tenants at this property.

On-site property management for the Partnership's properties is provided by Affiliate of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the properties. As of December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers sold its management contracts to an unrelated party. This unaffiliated company receives fees ranging from 3% to 6% of gross rents received from the properties.

3. ASSET HELD FOR DISPOSITION:

The Partnership is currently marketing Old Mill Place Shopping Center ("Old Mill") for sale. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of June 30, 1997 was $6,944,700, which does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses for the quarter and six months ended June 30, 1997 was $172,500 and $313,400, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                       Comparative
                                  Operating Results (a)
                              For the             For the
                          Quarters Ended     Nine Months Ended
                         6/30/97  6/30/96   6/30/97    6/30/96
----------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS
Rental revenues          $473,600 $593,800 $1,065,300 $1,191,200
----------------------------------------------------------------
Property net income (b)  $ 61,300 $210,100 $  230,900 $  385,900
----------------------------------------------------------------
Average occupancy             98%     100%        98%       100%
----------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues          $287,000 $559,300 $  543,400 $  860,600
----------------------------------------------------------------
Property net income      $172,500 $402,200 $  313,400 $  594,300
----------------------------------------------------------------
Average occupancy             82%      86%        82%        86%
----------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues          $301,200 $281,900 $  583,100 $  556,600
----------------------------------------------------------------
Property net income      $151,500 $143,900 $  293,100 $  287,300
----------------------------------------------------------------
Average occupancy            100%     100%       100%       100%
----------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on investments or the mortgage loan receivable and general and administrative expenses or are related to properties previously disposed of by the Partnership.
(b) Property net income was adversely effected by an overestimate of tenant expense reimbursement which reduced net income for the quarter and six months ended June 30, 1997 by $90,300. For further information see following discussion of the Partnership's rental revenues.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarter and six months ended June 30, 1997 and 1996.

Net income decreased by $420,200 and $527,300 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decreases were primarily due to the 1996 receipt of a total of $319,600 as consideration for the early termination of two tenant's leases at Old Mill Shopping Center ("Old Mill"). Also contributing to the decreases was a decrease in interest earned on the Partnership's short-term investments, resulting from a reduced amount of cash available for investment, and diminished operating results at Brookwood Metroplex Office Buildings I & II ("Brookwood"), which was primarily the result of an overestimate of tenant expense reimbursements, as further discussed below. Partially offsetting the decreases were improved operating results at Old Mill, exclusive of lease termination settlements, and decreased general and administrative expenses due to reduced personnel costs.

Rental revenues decreased by $373,200 or 26%, and $416,300 or 16%, for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996. The primary factor which caused the decreases in rental revenues was the 1996 receipt of payments as consideration for the early termination of two tenant's leases at Old Mill in order to vacate the premises prior to the expiration of their respective leases. Also contributing to the decreases were decreases in tenant expense reimbursements at Brookwood. The decreases were due to problems with the estimate of the 1996 reconciliation of tenant expense reimbursements. It was estimated that Brookwood had underbilled its tenants by $81,200 during 1996, which was to be payable upon reconciliation in 1997. After completing the reconciliation it was determined the tenants had in fact been overbilled by $9,100.

Repair and maintenance expenses increased by $11,500 and $22,200 for the quarterly and six-month periods under comparison, respectively. The increases were primarily the result of an increase in cleaning costs at Brookwood, which was due in part to an increase in wages.

Real estate expense decreased by $2,900 and $7,500 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decreases were primarily the result of an anticipated reduction in 1997 taxes at Old Mill.

All other expenses remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                     Comparative Cash Flow
                                                      Results For the Six
                                                         Months Ended
                                                      6/30/97      6/30/96
-----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 1,228,500  $ 1,757,000
Items of reconciliation:
 Decrease in current assets                             166,400      112,500
 (Decrease) in current liabilities                     (248,400)    (171,000)
-----------------------------------------------------------------------------
Net cash provided by operating activities           $ 1,146,500  $ 1,698,500
-----------------------------------------------------------------------------
Net cash (used for) investing activities            $(2,315,400) $(7,110,300)
-----------------------------------------------------------------------------
Net cash (used for) financing activities            $(1,011,700) $(1,682,500)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $528,500 for the six months ended June 30, 1997 when compared to six months ended June 30, 1996 was primarily due to decreased net income, exclusive of depreciation and amortization expense, as previously discussed.

The decrease in the Partnership's cash position of $2,180,600 for the six months ended June 30, 1997 was primarily the result of the increase in investments in debt securities, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. The liquid assets, including cash, cash equivalents and investments debt securities, of the Partnership as of June 30, 1997 are comprised of amounts held for working capital purposes).

Net cash provided by operating activities decreased by $552,000 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. This decrease was primarily due to the decrease in net income, exclusive of depreciation and amortization, as previously discussed, along with the timing of the payment of expenses at Brookwood.

Net cash used for investing activities decreased by $4,794,900 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily due to the 1996 increase in investments in debt securities exceeding the 1997 increase. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1997, the Partnership spent $169,000 for capital and tenant improvements and leasing costs and has projected to spend approximately $550,000 during the remainder of 1997. Included in the projected amount are capital and tenant improvements and leasing costs of approximately $415,000, $85,000 and $50,000 at Brookwood, Old Mill and Walker Springs Shopping Center, respectively. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $670,800 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was primarily the result of a reduction in the amount of distributions to Partners. Following the special distribution of Sales Proceeds in November 1996, the Partnership adjusted the amount of distributions to an amount that was consistent with the amount of cash generated by the Partnership's remaining properties less amounts needed to be retained to supplement working capital reserves.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $217,400.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended June 30, 1997 were declared in the amount of $455,000, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:
-------   ---------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             By: FIRST CAPITAL FINANCIAL CORPORATION
                                 MANAGING GENERAL PARTNER

Date: August 14, 1997        By: /s/  DOUGLAS CROCKER II
      ---------------            -------------------------------------
                                      DOUGLAS CROCKER II
                                 President and Chief Executive Officer

Date: August 14, 1997        By: /s/  NORMAN M. FIELD
      ---------------            -------------------------------------
                                      NORMAN M. FIELD
                                 Vice President - Finance and Treasurer