Form 10-Q
period 1997-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1997-11-14
CIK 703482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                   September 30, 1997
                             --------------------------------------------------

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
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or                                            Identification No.)
organization)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------    -------------------
      (Address of principal executive offices)                   (Zip Code)


                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             September 30,
                                                 1997       December 31,
                                              (Unaudited)       1996
-----------------------------------------------------------------------------
ASSETS
 Investment in commercial rental properties:
 Land                                        $  6,086,700   $  6,086,700
 Buildings and improvements                    28,419,700     28,217,200
-----------------------------------------------------------------------------
                                               34,506,400     34,303,900
Accumulated depreciation and amortization     (12,465,500)   (11,934,300)
-----------------------------------------------------------------------------
 Total investment properties, net of
  accumulated depreciation and amortization    22,040,900     22,369,600
Cash and cash equivalents                       1,698,900      4,029,600
Investments in debt securities                  3,599,000      1,076,000
Rents receivable                                   72,200        261,700
Other assets                                          400          9,500
-----------------------------------------------------------------------------
                                             $ 27,411,400   $ 27,746,400
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses       $    551,800   $    567,600
 Due to Affiliates                                 63,800        130,200
 Distributions payable                            505,600        505,600
 Security deposits                                 48,400         51,200
 Other liabilities                                  2,600         65,800
-----------------------------------------------------------------------------
                                                1,172,200      1,320,400
-----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                       (17,000)       (17,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                 26,256,200     26,443,000
-----------------------------------------------------------------------------
                                               26,239,200     26,426,000
-----------------------------------------------------------------------------
                                             $ 27,411,400   $ 27,746,400
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1996         $      --  $32,339,000  $32,339,000
Net income for the year ended December
 31, 1996                                    251,300      509,000      760,300
Distributions for the year ended December
 31, 1996                                   (268,300)  (6,405,000)  (6,673,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (17,000)  26,443,000   26,426,000
Net income for the nine months ended
 September 30, 1997                          151,700    1,178,200    1,329,900
Distributions for the nine months ended
 September 30, 1997                         (151,700)  (1,365,000)  (1,516,700)
-------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1997                                  $ (17,000) $26,256,200  $26,239,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,091,500 $1,115,200
 Interest on short-term investments                    75,000    130,500
------------------------------------------------------------------------
                                                    1,166,500  1,245,700
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        177,300    181,100
 Property operating:
  Affiliates                                           37,300    111,700
  Nonaffiliates                                       188,600    158,900
 Real estate taxes                                    134,900    139,800
 Insurance--Affiliate                                  11,200     12,100
 Repairs and maintenance                              129,600    130,200
 General and administrative:
  Affiliates                                           13,000      9,900
  Nonaffiliates                                        19,300     20,400
------------------------------------------------------------------------
                                                      711,200    764,100
------------------------------------------------------------------------
Net income                                         $  455,300 $  481,600
------------------------------------------------------------------------
Net income allocated to General Partners           $   50,600 $   50,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  404,700 $  431,000
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     5.78 $     6.16
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $3,283,300 $3,723,300
 Interest on short-term investments                   209,900    373,300
------------------------------------------------------------------------
                                                    3,493,200  4,096,600
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        531,200    536,200
 Property operating:
  Affiliates                                          123,200    271,300
  Nonaffiliates                                       566,400    461,500
 Real estate taxes                                    404,900    417,300
 Insurance--Affiliate                                  33,600     36,500
 Repairs and maintenance                              374,000    352,400
 General and administrative:
  Affiliates                                           26,400     32,200
  Nonaffiliates                                       103,600    105,700
------------------------------------------------------------------------
                                                    2,163,300  2,213,100
------------------------------------------------------------------------
Net income                                         $1,329,900 $1,883,500
------------------------------------------------------------------------
Net income allocated to General Partners           $  151,700 $  217,800
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,178,200 $1,665,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $    16.83 $    23.80
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997        1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $1,329,900  $1,883,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           531,200     536,200
  Changes in assets and liabilities:
  Decrease in rents receivable                            189,500      92,100
  Decrease (increase) in other assets                       9,100     (12,000)
  (Decrease) in accounts payable and accrued expenses     (15,800)    (35,300)
  (Decrease) increase in due to Affiliates                (66,400)     56,900
  (Decrease) in other liabilities                         (63,200)    (24,700)
------------------------------------------------------------------------------
   Net cash provided by operating activities            1,914,300   2,496,700
------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities          (2,523,000) (6,795,600)
 Payments for capital and tenant improvements            (202,500)   (207,200)
------------------------------------------------------------------------------
   Net cash (used for) investing activities            (2,725,500) (7,002,800)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (1,516,700) (2,508,300)
 (Decrease) in security deposits                           (2,800)    (12,000)
------------------------------------------------------------------------------
   Net cash (used for) financing activities            (1,519,500) (2,520,300)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents            (2,330,700) (7,026,400)
Cash and cash equivalents at the beginning of the
 period                                                 4,029,600   9,248,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $1,698,900  $2,221,700
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Investments in debt securities at September 30, 1997 are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1997, the General Partners were entitled to distributable Cash Flow (as defined in the Partnership Agreement), and accordingly allocated Net Profits, of $50,600 and $151,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter Nine Months Payable
-----------------------------------------------------------------------------
Property management and leasing fees              $45,900  $176,300   $21,700
Reimbursement of property insurance premiums, at
 cost                                              17,700    33.600      None
Real estate commission (a)                           None      None    37,700
Legal                                               3,600    19,900       400
Reimbursement of expenses, at cost:
 --Accounting                                       5,500    16,200     3,100
 --Investor communications                          3,800     6,600       900
-----------------------------------------------------------------------------
                                                  $76,500  $252,600   $63,800
-----------------------------------------------------------------------------

(a) As of September 30, 1997, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of a property. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

Revco D. S., Inc. ("Revco"), a drug store company, which was 19% owned by Zell Chilmark Fund, L.P ("Chilmark"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the quarter ended June 30, 1997 Chilmark reduced their interest in Revco to less than 10% and completely liquidated their interest in July 1997. The per square foot rent required of Revco at the inception of its lease was comparable to that paid by other tenants at this property.

On-site property management for the Partnership's office property is provided by an Affiliate of the Managing General Partner for fees ranging from 3% to 6% of gross rents received from the property. As of December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers sold its management contracts to an unrelated party. This unaffiliated company receives fees ranging from 3% to 6% of gross rents received from the properties.

3. ASSET HELD FOR DISPOSITION:

The Partnership is currently marketing Old Mill Place Shopping Center ("Old Mill") for sale. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of September 30, 1997 was $6,959,500, which does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statements of Income and Expenses for the quarter and nine months ended September 30, 1997 was $155,100 and $468,500, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/97  9/30/96   9/30/97    9/30/96
------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS
Rental revenues      $557,000 $593,900 $1,622,300 $1,785,900
------------------------------------------------------------
Property net income  $131,300 $118,900 $  362,200 $  504,700
------------------------------------------------------------
Average occupancy         94%     100%        97%       100%
------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues      $263,200 $243,500 $  806,600 $1,104,100
------------------------------------------------------------
Property net income  $155,100 $122,300 $  468,500 $  716,600
------------------------------------------------------------
Average occupancy         82%      85%        82%        86%
------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $271,400 $277,800 $  854,500 $  834,400
------------------------------------------------------------
Property net income  $126,300 $140,500 $  419,400 $  427,900
------------------------------------------------------------
Average occupancy        100%     100%       100%       100%
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on investments and general and administrative expenses or are related to properties previously disposed of by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income decreased by $553,600 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily due to the 1996 receipt of $319,600 as consideration for the early termination of two tenant's leases at Old Mill Shopping Center ("Old Mill"). Also contributing to the decrease was a decrease in interest earned on the Partnership's short-term investments, resulting from a reduced amount of cash available for investment, and diminished operating results at Brookwood Metroplex Office Buildings I & II ("Brookwood"). Partially offsetting the decrease was improved operating results at Old Mill, exclusive of lease termination payments, and decreased general and administrative expenses due to reduced personnel costs.

Net income decreased by $26,300 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily due to the decrease in interest earned on the Partnership's short-term investments. The decrease was partially offset by an increase in operating results at Old Mill.

Rental revenues decreased by $440,000 or 11.8% for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The primary factor which caused the decrease in rental revenues was the 1996 receipt of payments as consideration for the early termination of two tenants' leases at Old Mill in order to vacate the premises prior to the expiration of their respective leases. Also contributing to the decrease was a decrease in tenant expense reimbursements at Brookwood. The decrease was related to the estimate of the 1996 reconciliation of tenant expense reimbursements. It was estimated that Brookwood had underbilled its tenants by $81,200 during 1996, which was to be payable by the tenants upon reconciliation in 1997. After finalizing the reconciliation it was determined the tenants had in fact been overbilled by $9,100.

Rental revenues decreased by $23,700 or 2.1% for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily due to a decrease in tenant expense reimbursements at Old Mill and Brookwood. Partially offsetting the decrease was an increase in base rental income at Old Mill.

Repair and maintenance expenses increased by $21,600 for the nine-month periods under comparison. The increase was primarily the result of an increase in cleaning costs at Brookwood, which was due in part to an increase in wages. Repair and maintenance expenses remained relatively unchanged for the quarterly periods under comparison.

Real estate expense decreased by $4,900 and $12,400 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The decreases were primarily the result of an anticipated reduction in 1997 taxes at Old Mill.

Property operating expenses decreased by $44,700 and $43,200 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996. The decreases were primarily the result of a decrease in management fees at Brookwood, which was due to the decrease in rental income and an increase in leasing commissions paid to outside brokers which are capitalized and amortized over the life of their respective leases.

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

                                                      Comparative Cash Flow
                                                      Results For the Nine
                                                          Months Ended
                                                       9/30/97      9/30/96
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,861,100  $ 2,419,700
Items of reconciliation:
Decrease in current assets                               198,600       80,100
(Decrease) in current liabilities                       (145,400)      (3,100)
------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,914,300  $ 2,496,700
------------------------------------------------------------------------------
Net cash (used for) investing activities             $(2,725,500) $(7,002,800)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $(1,519,500) $(2,520,300)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $558,600 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996 was primarily due to decreased net income, exclusive of depreciation and amortization expense, as previously discussed.

The decrease in the Partnership's cash position of $2,330,700 for the nine months ended September 30, 1997 was primarily the result of additional investments in debt securities, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. The liquid assets, including cash, cash equivalents and investments debt securities, of the Partnership as of September 30, 1997 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $582,400 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. This decrease was primarily due to the decrease in net income, exclusive of depreciation and amortization, as previously discussed, along with the timing of the payment of certain expenses at Brookwood.

Net cash used for investing activities decreased by $4,277,300 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily due to the Partnership making larger investments in debt securities during the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1997. The investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase.
The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1997, the Partnership spent $202,500 for capital and tenant improvements and leasing costs and has projected to spend approximately $450,000 during the remainder of 1997. Included in the projected amount are capital and tenant improvements and leasing costs of approximately $400,000 at Brookwood. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $1,000,800 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was primarily the result of a reduction in the amount of distributions to Partners. Following the special distribution of Sales Proceeds in November 1996, the Partnership adjusted the amount of distributions to an amount that was consistent with the amount of Cash Flow (as defined in the Partnership Agreement) generated by the Partnership's remaining properties less amounts deemed necessary to be retained to supplement working capital reserves.

The Partnership has recently been notified that the tenant occupying approximately 63% of the rentable square footage of Brookwood does not intend to exercise its option ("Option") to renew its lease expiring in December 1998. Market rental rates currently being quoted by competing properties are greater than the Option rate. Retenanting Brookwood will require a significant amount of capital and will likely take an extended period of time. The Managing General Partner is currently evaluating various options with respect to this property. These include, but are not limited to: 1) immediately marketing the property for sale; 2) begin securing new tenants for the property to replace the old tenant upon its lease expiration and then marketing the property for sale or 3) begin to secure new tenants for the property, while marketing the property for sale to a buyer that would be in position to complete the retenanting process.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $344,400.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended September 30, 1997 were declared in the amount of $455,000, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST CAPITAL INCOME PROPERTIES, LTD.
                                        -SERIES VIII


                                       By: FIRST CAPITAL FINANCIAL CORPORATION
                                                MANAGING GENERAL PARTNER


Date: November 14, 1997                By: /s/       DOUGLAS CROCKER II
      -----------------                    -------------------------------------
                                                     DOUGLAS CROCKER II
                                           President and Chief Executive Officer


Date: November 14, 1997                By: /s/        NORMAN M. FIELD
      -----------------                    -------------------------------------
                                                      NORMAN M. FIELD
                                            Vice President-Finance and Treasurer