Form 10-K405
period 1997-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1998-03-30
CIK 703482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended                 December 31, 1997
                              --------------------------------------------------

                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------

    Commission File Number                          0-12537
                           -----------------------------------------------------

                   First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

           Florida                                          59-2192277
-------------------------------                    -----------------------------
(State or other jurisdiction of                           [I.R.S. Employer
incorporation or organization)                          Identification No.]



Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code             (312) 207-0020
                                                             -------------------

Securities registered  pursuant to Section 12(b) of the Act:         NONE
                                                             -------------------

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

The business of the Partnership is to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate, such as mortgage loans on real estate. From January 1983 to October 1984, the Partnership made six real property investments and purchased a 50% interest in a joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint venture, prior to dissolution, was operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In addition, in April 1986 the Partnership purchased four mortgage loan investments. As of December 31, 1997: 1) the Partnership sold or disposed of three real property investments; 2) the Partnership and its affiliate dissolved the joint venture as a result of the sale of the real property investment and 3) all four of the mortgage loan investments were repaid to the Partnership.

Property management services for the Partnership's office building is provided by an Affiliate of the Managing General Partner. Property management services for the Partnership's shopping centers is provided by an entity not affiliated with the Managing General Partner. All services are provided for fees calculated as a percentage of gross rents received by the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1998, there were eight employees at the Partnership's properties for on-site property maintenance and administration.


ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1997, the Partnership owned the following three property interests, all of which were owned in fee simple.

                                                          Net Leasable           Number of
      Property Name                Location               Sq. Footage            Tenants (c)
------------------------    ----------------------    ------------------     ---------------
Shopping Centers:
-----------------
Old Mill Place                San Antonio, Texas             150,491                23 (1)
Walker Springs Plaza          Knoxville, Tennessee           169,909                 7 (5)

Office Building:
----------------
Brookwood Metroplex
  Office Buildings I & II     Birmingham, Alabama            207,664                25 (1)

(a) For a discussion of operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

-------  -----------------


(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 18 years to 39 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate tax expense for Walker Springs Plaza, Old Mill Place and Brookwood Metroplex Office Buildings I & II was $159,800, $176,400, $143,900, respectively, for the year ended December 31, 1997. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:



      Property Name               1997      1996      1995      1994      1993
--------------------------        ----      ----      ----      ----      ----
Brookwood Metroplex
  Office Buildings I & II          96%       97%      100%      100%       93%

Old Mill Place                     82%       82%       85%       92%       96%

Walker Springs Plaza              100%      100%      100%      100%       99%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


      Property Name               1997      1996      1995      1994      1993
--------------------------        ----      ----      ----      ----      ----
Brookwood Metroplex
  Office Buildings I & II        $10.97    $10.70    $10.32    $10.29     $9.95

Old Mill Place                   $ 7.03    $ 5.64    $ 7.86    $ 8.00     $8.12

Walker Springs Plaza             $ 5.36    $ 5.30    $ 5.22    $ 5.14     $4.91

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:

                                                                                                     Renewal
                                 Per annum Base Rents (a) for                      Percentage        Options
                                 -----------------------------                       of Net         (Renewal
                                                                                    Leasable         Options
                                                  Final Twelve                      Square           /Years
                                                   Months of       Expiration       Footage            per
                                     1998            Lease       Date of Lease      Occupied         option)
                                 -------------   -------------   -------------   ------------     -------------
Brookwood Metroplex
 Office Buildings I & II
-----------------------------
Vulcan Materials Co.
 (construction material and
 chemical manufacturer)          $   1,248,700   $   1,248,700   12/31/1998 (b)       67%              2/5

Old Mill Place
-----------------------------
Hobby Lobby Creative
Center
 (Craft store)                   $     278,900   $     318,800    6/30/2011           35%              1/5

Walker Springs Plaza
-----------------------------
Stein Mart
 (department store)              $     195,000   $     195,000    2/28/1999           23%              1/5
Books-A-Million (c)
 (book store)                    $      28,700   $     114,700    3/31/1998           21%              2/5
Big Lots
 (discount department store)     $      40,000   $     120,000    4/30/1998           15%              None
Revco D.S., Inc.
 (drugstore)                     $      41,000   $      41,000    3/31/2003           10%              2/5
Steinberg's (d)
 (appliance store)                                                                    11%

     (a) The per annum base rents for each of the tenants listed above for each of the years between 1998 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

     (b) Vulcan has options to extend the expiration date of their lease, but notified the Partnership that it does not intend to exercise such options.

     (c) Space is sublet from Kroger. Pursuant to the terms of the lease, Kroger is lessee.

     (d) In September 1997, Steinberg's declared bankruptcy and in January 1998 turned the store over to a liquidator, who is operating on a month-to-month basis.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

The amounts in the following table represent the base rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2007:

                     Number                        Base Rents in    % of Total
       Year        of Tenants      Square Feet        Year of       Base Rents
                                                   Expiration (a)        (b)
    -----------  --------------  --------------------------------   -----------
       1998            17             213,200         $ 1,477,000        44.12%
       1999             9              34,300         $   235,400        13.95%
       2000             8              26,700         $   284,000        21.06%
       2001             5              25,400         $   109,000        10.91%
       2002             5              26,200         $   109,600        13.54%
       2003             2              22,700         $   118,100        17.48%
       2004             1              20,000         $    95,800        10.51%
       2005             1               9,800         $   115,300        28.30%
       2006             0                None                None         0.00%
       2007             0                None                None         0.00%


     (a) Represents the base rents to be collected each year on expiring leases.

     (b) Represents the base rents to be collected each year on expiring leases as a percentage of the total base rents to be collected on leases in effect as of December 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

(a & b)   The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

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

As of March 1, 1998, there were 6,322 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1997        1996        1995        1994        1993
--------------------------------------------------------------------------------------
Total revenues            $ 4,746,700 $ 5,310,200 $ 6,518,500 $25,877,800 $ 9,462,300
Net income (loss)         $   909,200 $   760,300 $   942,700 $19,957,100 $  (517,900)
Net income (loss)
 allocated to Limited
 Partners (a)             $   717,000 $   509,000 $   775,700 $19,423,400 $  (778,900)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (70,000 Units
 outstanding)(a)          $     10.24 $      7.27 $     11.08 $    277.48 $    (11.13)
Total assets              $26,557,900 $27,746,400 $33,910,000 $41,343,100 $68,570,400
Mortgage loans payable           None        None        None        None $28,611,600
Distributions to Limited
 Partners per Unit
 (70,000 Units
 outstanding)(b)          $     26.00 $     91.50 $    119.36 $    255.00 $     36.78
Return of capital to
 Limited Partners per
 Unit (70,000 Units
 outstanding)(c)          $     15.76 $     84.23 $    108.28        None $     36.78
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $21,066,800 $22,369,600 $24,393,400 $31,547,600 $56,374,800
Investment in mortgage
 loan receivable (net of
 unearned discount)              None        None        None $ 1,064,000 $ 1,064,000
Number of real property
 interests owned at
 December 31                        3           3           3           4           5
--------------------------------------------------------------------------------------

(a)Net income (loss) allocated to Limited Partners for 1994 and 1993 included an extraordinary (loss) on early extinguishment of debt.
(b) Distributions to Limited Partners per Unit for the years ended December 31, 1996, 1995 and 1994 included Sale Proceeds of $57.00, $75.00 and $215.00, respectively.
(c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1997         1996         1995          1994         1993
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement)(a)            $ 2,617,600  $ 3,177,300  $ 3,319,400  $  3,380,200  $3,248,600
Items of reconciliation:
 Discount of principal
  on mortgage loan
  receivable                                             20,000
 Principal payments on
  mortgage loans payable                                              233,100     903,500
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets             133,300       (2,700)      48,100        39,700     234,100
  (Decrease) increase in
   current liabilities        (82,600)      91,900      313,700      (205,200)   (380,200)
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 2,668,300  $ 3,266,500  $ 3,701,200  $  3,447,800  $4,006,000
------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $   670,400  $(1,469,100) $ 5,880,300  $ 42,840,500  $ (301,500)
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(2,015,100) $(7,015,900) $(8,689,500) $(48,103,500) $ (363,000)
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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1997: 1) the Partnership sold or disposed of three of its real property investments; 2) the Partnership and its affiliate dissolved the Joint Venture as a result of the sale of the real property investment of the Joint Venture and 3) all four of the mortgage loan investments were repaid to the Partnership.

The Managing General Partner is continuing its efforts to sell Old Mill Place Shopping Center ("Old Mill"). To date, all proposed transactions have been aborted by potential purchasers. To facilitate the sale of the property, the Partnership is adjusting its acceptable price downward. As a result of this, the Partnership has recorded a provision for value impairment of $1,000,000 during the fourth quarter of 1997. The Managing General Partner believes that it is likely that Old Mill will be sold during 1998, however, there can be no assurance that a transaction will be completed.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         ----------------------------------
                            1997        1996        1995
------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues          $2,266,700  $2,402,100  $2,305,800
------------------------------------------------------------
Property net income (b)  $  559,000  $  708,800  $  490,700
------------------------------------------------------------
Average occupancy                97%         99%        100%
------------------------------------------------------------

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         ----------------------------------
                            1997        1996        1995
------------------------------------------------------------
OLD MILL PLACE
Rental revenues          $1,068,400  $1,326,400  $1,289,000
------------------------------------------------------------
Property net income (b)  $  661,200  $  891,500  $  523,300
------------------------------------------------------------
Average occupancy                82%         85%         89%
------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues          $1,127,900  $1,111,300  $1,067,100
------------------------------------------------------------
Property net income      $  566,400  $  566,300  $  541,800
------------------------------------------------------------
Average occupancy               100%        100%        100%
------------------------------------------------------------
TUCKERSTONE COMMONS/ROOKER ROYAL I & II WAREHOUSES
Rental revenues                                  $  348,000
------------------------------------------------------------
Property net income (c)                          $  129,100
------------------------------------------------------------
Average occupancy
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments or the mortgage loan receivable and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income excludes provisions for value impairment cumulatively totaling $750,000 and $4,000,000 on Brookwood Metroplex Office Building I and II ("Brookwood") and Old Mill, respectively, which were included in the Statements of Income and Expenses for the years ended December 31, 1997, 1996 and 1995 (see Note 8 of Notes to Financial Statements for additional information).
(c) Tuckerstone Commons/Rooker Royal I & II Warehouses ("Rooker") was sold on June 16, 1995. Property net income for 1995 excludes the net gain of $868,800 from the sale of the property.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income for the year ended December 31, 1997 increased by $148,900 when compared to the year ended December 31, 1996. The increase was primarily due to a lower provision for value impairment recorded on Old Mill during 1997 than 1996.

Net income exclusive of provisions for value impairment decreased by $551,100 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to diminished operating results at Brookwood and Old Mill. Also contributing to the decrease was reduced income earned on the Partnership's short-term investments due to a decrease in the amount of funds available for investment, as a result of a special distribution to Limited Partners in 1996.

Rental revenues decreased by $374,800 or 7.8% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the 1996 receipt of payments in consideration of the early

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

termination of leases at Old Mill. Also contributing to the decrease were lower tenant expense reimbursements at Brookwood resulting from the finalization of the 1996 reconciliation of tenant expense reimbursements. It was previously estimated that Brookwood had underbilled its tenants during 1996, which was to be payable by the tenants upon reconciliation in 1997. After finalizing the reconciliation it was determined that the tenants had been overbilled.

Repair and maintenance expenses increased by $45,200 for the periods under comparison. The increase was primarily due to an increase in cleaning and landscaping costs at Brookwood.

Real estate tax expense decreased by $30,300 for the year ended December 31,1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in real estate taxes at Old Mill which was due to a decrease in the assessed value.

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

Net income, exclusive of provisions for value impairment and the operating results and net gain on sale of Rooker, increased by $465,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to increases in operating results at the Partnership's remaining properties together with a decrease in general and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in printing and mailing costs as well as a decrease in salaries which was related primarily to a reduction in staff. The increase was partially offset by a decrease in interest income as a result of a reduction in the rates available on short-term investments in 1996.

The following comparative discussion includes the operating results of the Partnership's three remaining property investments.

Rental revenues increased by $194,200 or 4.2% for the year ended December 31, 1996 when compared to the year ended December 31,1995. The primary factor which caused the increase in rental revenues was the 1996 receipt of payments as consideration for the early termination of two tenant leases at Old Mill in order to vacate the premises prior to the expiration of their respective leases. These tenants have subsequently been replaced by a major new tenant. This new tenant's lease matures September 30, 2011 and contains one five-year renewal option. The new tenant began to pay monthly base rent in December 1996 of $5.25 per square foot. The new tenant occupies 53,128 square feet, or approximately 35% of Old Mill's gross leasable area. In addition, the increase was also due to an increase in tenant expense reimbursements at Walker Springs Shopping Center ("Walker Springs") and an increase in the average base rental rate at Brookwood. The increase was partially offset by a decrease in base rents at Old Mill due to the short-term vacancy created by the departure of the above mentioned tenants.

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

Property operating expenses decreased by $61,800 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily the result of leasing fees paid to outside brokers for Old Mill being capitalized for financial reporting purposes in 1996 which resulted in lower 1996 property management fee expense as compared to 1995 at Old Mill. In addition, the decrease was due to a reduction in utility costs at Brookwood resulting from the departure of a tenant that used an above average amount of electricity. The decrease was partially offset by an increase in professional service fees at Old Mill as a result of the early lease terminations and the costs associated with the replacement of the tenants.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined break-even amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

The decrease in Cash Flow (as defined in the Partnership Agreement) of $559,700 for the year ended December 31, 1997 when compared to year ended December 31, 1996 was primarily due to the decrease in net income, exclusive of depreciation and amortization expense, as previously discussed.

The increase in the Partnership's cash position of $1,323,600 for the year ended December 31, 1997 was primarily the result of the maturity of the Partnership's investments in debt securities. Cash provided by operating activities slightly exceeded amounts expended for capital improvements and distributions to Partners. Liquid assets, including cash and cash equivalents, of the Partnership as of December 31, 1997 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $598,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. This decrease was primarily due to the decrease in net income, as previously discussed.

Net cash (used for) provided by investing activities changed from $(1,469,100) for the year ended December 31, 1996 to $670,400 for the year ended December 31, 1997. This change was primarily due to the 1996 investment in and the 1997 maturity of investments in debt securities. The investments in debt securities was a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments were of investment grade and substantially all of them matured less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1997, the Partnership spent $405,600 for capital and tenant improvements and leasing costs. The amount to be spent for building and tenant improvements and leasing costs during 1998 depends to a large extent on the retenanting issues at Brookwood and Walker Springs, as further discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for disposition.

The Partnership has recently been notified that the tenant occupying approximately 67% of the rentable square footage at Brookwood does not intend to exercise its option ("Option") to renew its lease expiring in December 1998. Market rental rates currently being quoted by competing properties are greater than the Option rate. Retenanting Brookwood would require a significant amount of capital and would likely take an extended period of time. The Managing General Partner is currently evaluating various options with respect to this property. These include, but are not limited to: 1) immediately marketing the property for sale; 2) begin securing new tenants for the property to replace the old tenant upon its lease expiration and then marketing the property for sale or 3) begin to secure new tenants for the property, while marketing the property for sale to a buyer that would be in position to complete the retenanting process.

In September 1997, a tenant occupying 11% of Walker Springs filed for bankruptcy and in January 1998 turned their space over to a liquidator. In addition, another tenant occupying 15% of the space at Walker Springs has a lease expiring on April 30, 1998. This tenant has no options to extend the term of their lease. The Managing General Partner is currently in discussions with a potential tenant to occupy both the space to be vacated by the bankrupt tenant and the space of the tenant whose lease expires on April 30, 1998. There can be no assurance that the Managing General Partner will be successful in its efforts to secure this tenant. Results at Walker Springs can be expected to be adversely impacted during 1998 until a new tenant can be secured to occupy the available space. The securing of a new tenant(s) could result in substantial tenant improvement costs.

The decrease in net cash used for financing activities of $5,000,800 for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was primarily due to the 1996 special distribution of Sale Proceeds of $3,990,000, along with a decrease in operating distributions to Partners.

The Managing General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the Managing General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $595,400.

Distributions to Limited Partners for the quarter ended December 31, 1997 were declared in the amount of $455,000 or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits".

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

The Partnership dismissed Grant Thornton, L.L.P. as its independent public accountants effective April 1, 1996 and engaged Ernst & Young LLP as its new independent public accountants. There have been no disagreements with the former accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. This event was reported on Form 8-K dated April 1, 1996, filed on April 3, 1996.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------


(a)  &  (e)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.


           Name                                                Office
           ----                                                ------
     Douglas Crocker II....................................   Director
     Sheli Z. Rosenberg....................................   Director

     Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

     Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b)  &  (e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

              Name                                       Office
              ----                                       ------
     Douglas Crocker II.................. President and Chief Executive Officer
     Donald J. Liebentritt............... Vice President
     Norman M. Field..................... Vice President - Finance and Treasurer


     PRESIDENT AND CEO- See Table of Directors above.

     Donald J. Liebentritt, 47, has been Vice President of the Managing General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 49, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the Managing General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1998, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 70,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, none of the executive officers and directors of the Managing General Partner owned any Units.

(c)  None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed, plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1997, these Affiliates were entitled to leasing, property management and supervisory fees of $142,600. In addition, other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of $72,900 for insurance and personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, a total of $1,000 was due to Affiliates and $10,700 was due from Affiliates as of December 31, 1997.

     In addition, as of December 31, 1997, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the buildings comprising a portion of Atlanta Gateway. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

     In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited

--------  ----------------------------------------------

     Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1997, the General Partners were paid $202,200 of Cash Flow (as defined in the Partnership Agreement), and allocated Net Profits of $202,200.

     Revco D. S., Inc. ("Revco"), a drug store company, which was 19% owned by Zell Chilmark Fund, L.P. ("Chilmark"), an Affiliate of the Managing General Partner is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the year ended December 31, 1997, Chilmark disposed of their interest in Revco. The per square foot rent paid by Revco, at the inception of its lease, is comparable to that paid by other tenants at this property.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner, is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1997, Rosenberg was entitled to $24,100 for legal fees from the Partnership. As of December 31, 1997, $200 was due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------


(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST CAPITAL INCOME PROPERTIES, LTD. - VIII


                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                MANAGING GENERAL PARTNER


Dated:   March 31, 1998    By:  /s/         DOUGLAS CROCKER II
       -----------------        -----------------------------------------------
                                            DOUGLAS CROCKER II
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/  DOUGLAS CROCKER II     March 31, 1998   President, Chief Executive Officer
--------------------------  --------------   and Director of the Managing
     DOUGLAS CROCKER II                      General Partner

/s/  SHELI Z. ROSENBERG     March 31, 1998   Director of the Managing General
--------------------------  --------------   Partner
     SHELI Z. ROSENBERG

/s/  DONALD J. LIEBENTRITT  March 31, 1998   Vice President
--------------------------  --------------
     DONALD J. LIEBENTRITT

/s/  NORMAN M. FIELD        March 31, 1998   Vice President - Finance and
--------------------------  --------------   Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                       Pages
                                                                   -------------
Reports of Independent Auditors                                     A-2 and A-3

Balance Sheets as of December 31, 1997 and 1996                         A-4

Statements of Partners' Capital for the Years Ended
  December 31, 1997, 1996 and 1995                                      A-4

Statements of Income and Expenses for the Years
  Ended December 31, 1997, 1996 and 1995                                A-5

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                      A-5

Notes to Financial Statements                                       A-6 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
  December 31, 1997                                                A-9 and A-10

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

EXHIBIT (10) Material Contracts

(a) Lease agreement for a tenant at Old Mill, whose revenues exceeded 10% of Old Mill's 1997 budgeted rental revenues as filed with Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series VIII
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for the years then ended, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series VIII at December 31, 1997, and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP


Chicago, Illinois
March 9, 1998

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Partners
First Capital Income Properties, Ltd.--Series VIII
Chicago, Illinois


We have audited the statements of income and expenses, Partner's Capital and cash flows of First Capital Income Properties, Ltd.--Series VIII for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of First Capital Income Properties, Ltd.--Series VIII and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles. We have also audited the 1995 information in Schedule III of First Capital Income Properties, Ltd.--Series VIII. In our opinion, this schedule presents fairly, in all material respects, the 1995 information required to be set forth therein.


                                                    Grant Thornton LLP


Chicago, Illinois
February  15, 1996

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                    1997         1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 6,086,700  $ 6,086,700
 Buildings and improvements                       27,622,800   28,217,200
--------------------------------------------------------------------------
                                                  33,709,500   34,303,900
Accumulated depreciation and amortization        (12,642,700) (11,934,300)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   21,066,800   22,369,600
Cash and cash equivalents                          5,353,200    4,029,600
Investments in debt securities                                  1,076,000
Rents receivable                                     123,400      261,700
Other assets                                          14,500        9,500
--------------------------------------------------------------------------
                                                 $26,557,900  $27,746,400
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   620,100  $   567,600
 Due to Affiliates                                    28,200      130,200
 Security deposits                                    58,300       51,200
 Distributions payable                               505,600      505,600
 Other liabilities                                    32,700       65,800
--------------------------------------------------------------------------
                                                   1,244,900    1,320,400
--------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (27,000)     (17,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                    25,340,000   26,443,000
--------------------------------------------------------------------------
                                                  25,313,000   26,426,000
--------------------------------------------------------------------------
                                                 $26,557,900  $27,746,400
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1995          $178,000  $39,918,500  $40,096,500
Net income for the year ended December 31,
 1995                                        167,000      775,700      942,700
Distributions for the year ended December
 31, 1995                                   (345,000)  (8,355,200)  (8,700,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1995             --    32,339,000   32,339,000
Net income for the year ended December 31,
 1996                                        251,300      509,000      760,300
Distributions for the year ended December
 31, 1996                                   (268,300)  (6,405,000)  (6,673,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (17,000)  26,443,000   26,426,000
Net income for the year ended December 31,
 1997                                        192,200      717,000      909,200
Distributions for the year ended December
 31, 1997                                   (202,200)  (1,820,000)  (2,022,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                       $(27,000) $25,340,000  $25,313,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 1997       1996       1995
------------------------------------------------------------------------------
Income:
 Rental                                       $4,464,600 $4,839,400 $4,993,200
 Interest on short-term investments              282,100    470,800    640,200
 Interest on mortgage loan receivable                                   16,300
 Gain on sale of property                                              868,800
------------------------------------------------------------------------------
                                               4,746,700  5,310,200  6,518,500
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                   708,400    717,000  1,195,500
 Property operating:
  Affiliates                                     159,200    338,300    359,300
  Nonaffiliates                                  761,800    583,600    686,600
 Real estate taxes                               480,100    510,400    536,500
 Insurance--Affiliate                             44,800     48,700     52,500
 Repairs and maintenance                         522,100    476,900    495,800
 General and administrative:
  Affiliates                                      32,700     40,100     51,400
  Nonaffiliates                                  128,400    134,900    148,200
 Provisions for value impairment               1,000,000  1,700,000  2,050,000
------------------------------------------------------------------------------
                                               3,837,500  4,549,900  5,575,800
------------------------------------------------------------------------------
Net income                                    $  909,200 $  760,300 $  942,700
------------------------------------------------------------------------------
Net income allocated to General Partners      $  192,200 $  251,300 $  167,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners      $  717,000 $  509,000 $  775,700
------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (70,000 Units outstanding)              $    10.24 $     7.27 $    11.08
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                  1997        1996        1995
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                    $  909,200  $  760,300  $  942,700
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                   708,400     717,000   1,195,500
  (Gain) on sale of property                                             (868,800)
  Provisions for value impairment               1,000,000   1,700,000   2,050,000
  Discount of principal on mortgage loan
   receivable                                                              20,000
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable        138,300      (6,400)      4,400
   (Increase) decrease in other assets             (5,000)      3,700      43,700
   Increase (decrease) in accounts payable
    and accrued expenses                           52,500      (4,700)    334,400
   (Decrease) increase in due to Affiliates      (102,000)     63,600     (48,600)
   (Decrease) increase in other liabilities       (33,100)     33,000      27,900
----------------------------------------------------------------------------------
    Net cash provided by operating activities   2,668,300   3,266,500   3,701,200
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements    (405,600)   (393,100)   (327,600)
 Decrease (increase) in investments in debt
  securities                                    1,076,000  (1,076,000)
 Proceeds from the sale of property                                     5,163,900
 Proceeds from retirement of mortgage loan
  receivable                                                            1,044,000
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                   670,400  (1,469,100)  5,880,300
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                (2,022,200) (7,003,900) (8,641,900)
 Increase (decrease) in security deposits           7,100     (12,000)    (47,600)
----------------------------------------------------------------------------------
    Net cash (used for) financing activities   (2,015,100) (7,015,900) (8,689,500)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                    1,323,600  (5,218,500)    892,000
Cash and cash equivalents at the beginning of
 the year                                       4,029,600   9,248,100   8,356,100
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                          $5,353,200  $4,029,600  $9,248,100
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair market value. Except as disclosed in Note 8, the Managing General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities as of December 31, 1996 were comprised of corporate debt securities and were classified as held-to-maturity. These investments were carried at their amortized cost basis in the financial statements which approximated fair market value at December 31, 1996. All of these securities had maturities of less than one year when purchased.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1997 and 1996.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1997, the General Partners were paid $202,200 of Cash Flow (as defined in the Partnership Agreement) and allocated Net Profits of $192,200, which included a (loss) from provision for value impairment of $(10,000). For the year ended December 31, 1996, the General Partners were paid Cash Flow (as defined in the Partnership Agreement) of $268,300, and were allocated Net Profits of $251,300, which included a (loss) from provision for value impairment of $(17,000). For the year ended December 31, 1995, the General Partners were paid Cash Flow (as defined in the Partnership Agreement) of $345,000 and allocated Net Profits of $167,000, which included a Net Profit from the sale of a Partnership property of $8,700 and (losses) from provisions for value impairment of $(186,700).

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

                               1997               1996              1995
                         -----------------  ----------------- ----------------
                           Paid   Payable     Paid   Payable    Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees            $240,100 $(10,700) $254,100 $ 86,800 $392,700 $17,900
Real estate commission
 (a)                         None   37,700      None   37,700     None  37,700
Reimbursements of
 property insurance
 premiums, at cost         44,800     None    48,700     None   52,600    None
Legal                      25,500      200    25,000    1,600   44,700    None
Reimbursements of
 expenses at cost:
 --Accounting              23,300      900    33,300    3,800   27,200   7,900
 --Investor
  communication             7,900      100     8,200      300   15,200   1,500
 --Mortgage servicing        None     None      None     None     None   1,600
------------------------------------------------------------------------------
                         $341,600 $ 28,200  $369,300 $130,200 $532,400 $66,600
------------------------------------------------------------------------------

(a) As of December 31, 1997, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the Managing General Partner and an third-party property management group for fees equal to 3% of gross rents received from the properties. The Affiliate and the third-party property management group are entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to third parties.

Revco D. S., Inc. ("Revco"), a drug store company, which was 19% owned by Zell Chilmark Fund, L.P. ("Chilmark"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for store space at Walker Springs Plaza Shopping Center. During the year ended December 31, 1997 Chilmark disposed of its interest in Revco. The per square foot rent required of Revco at the inception of its lease was comparable to that of other tenants at this property.

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

4. FUTURE MINIMUM RENTALS:

Future minimum rental income due on noncancelable leases as of December 31, 1997 were as follows:

                    1998        $ 3,347,500
                    1999          1,687,400
                    2000          1,348,900
                    2001            999,100
                    2002            809,700
                    Thereafter    3,278,700
                             --------------
                                $11,471,300
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1997, 1996 and 1995 were $10,200, $21,900 and $7,300, respectively.

5. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property for financial statement purposes and provisions for value impairment. The net effect of these differences for the year ended December 31, 1997, was that the net income for tax reporting purposes was less than the net income for financial statement purposes by $280,600. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1997 was $38,459,500.

6. PROPERTY SALE:

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

The above sale was an all-cash transaction, with no further involvement on the part of the Partnership.

7. ASSET HELD FOR DISPOSITION:

During 1996, the Managing General Partner determined that it was in the best interest of the Partnership to sell Old Mill Shopping Center ("Old Mill"). Accordingly, the Partnership classified Old Mill as held for disposition effective on January 1, 1996. The Managing General Partner believes that a sale will be consummated during 1998. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of December 31, 1997 was $5,994,500 and does not exceed the estimated fair value, less costs to sell. Net income for Old Mill, included in the Partnership's Statement of Income and Expenses, for the year ended December 31, 1997 was $661,200, which is exclusive of a $1,000,000 provision for value impairment. In conjunction with classifying this property as held for disposition, no depreciation expense was recorded during the years ended December 31, 1996 and 1997. The Managing General Partner believes that it is likely that Old Mill will be sold during 1998, however, there can no assurance that a transaction will be completed.

8. PROVISIONS FOR VALUE IMPAIRMENT:

Efforts to sell Old Mill during 1997 and 1996 indicated that additional price concessions would be necessary to successfully complete a transaction. Accordingly, the Partnership adjusted the carrying basis of the property by recording provisions for value impairment of $1,000,000 and $1,700,000 during the fourth quarter of 1997 and 1996, respectively.

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

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997


    Column A                        Column C                   Column D                         Column E
------------------         -------------------------   ------------------------- --------------------------------------


                                Initial cost              Costs capitalized               Gross amount at which
                              to Partnership (1)       subsequent to acquisition        carried at close of period
                           -------------------------   ------------------------- --------------------------------------
                                           Buildings                                          Buildings
                                             and                                                 and
                                           Improve-      Improve-  Carrying                    Improve-
   Description                 Land         ments         ments    Costs (2)        Land        ments       Total (3)(4)
------------------         -----------  ------------   ----------  ---------     ----------   -----------   ------------
Shopping Centers:
----------------

Old Mill Place
  Shopping Center
  (San Antonio, TX)        $ 2,475,900  $ 10,385,400   $  779,800  $ 130,800     $2,100,800   $ 7,671,100   $  9,771,900 (5)

Walker Springs Plaza
  Shopping Center
  (Knoxville, TN)            1,756,800     4,440,200    1,148,800     98,400      1,784,700     5,659,500      7,444,200

Office Buildings:
----------------

Brookwood Metroplex
  Office Buildings I & II
  (Birmingham, AL)           2,188,100    11,595,100    3,379,000     81,200      2,201,200    14,292,200     16,493,400 (5)
                           -----------  ------------  -----------  ---------     ----------   -----------   ------------
                           $ 6,420,800  $ 26,420,700  $ 5,307,600  $ 310,400     $6,086,700   $27,622,800   $ 33,709,500
                           ===========  ============  ===========  =========     ==========   ===========   ============

Column B - Not Applicable.

    Column A                              Column F   Column G    Column H       Column I
------------------                      ----------- -----------  --------     -------------
                                                                                 Life on
                                                                                  which
                                                                                 deprecia-
                                                                               tion in lat-
                                          Accumu-                               est income
                                           lated      Date of                   statements
                                         Deprecia-   construc-     Date           is com-
   Description                            tion (3)     tion      Acquired          puted
------------------                      -----------  ----------  --------      ------------

Shopping Centers:
-----------------
Old Mill Place
  Shopping Center                                                                 35 (6)
  (San Antonio, TX)                     $ 3,777,500  1980 - 81   Sept. 1983      2 - 11 (7)

Walker Springs Plaza
  Shopping Center                                                                 35 (6)
  (Knoxville, TN)                         2,276,000    1972      Dec. 1983       3 - 7 (7)

Office Buildings:
----------------

Brookwood Metroplex
  Office Buildings I & II                                                         35 (6)
  (Birmingham, AL)                        6,589,200    1975      Aug. 1983       2 - 13 (7)
                                        -----------
                                        $12,642,700
                                        ===========

Column B - Not Applicable.

                 See accompanying notes on the following page.

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             NOTES TO SCHEDULE III


Note 1.   Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3.   The following is a reconciliation of activity in Columns E and F.

                                                 December 31, 1997             December 31, 1996             December 31, 1995
                                            ---------------------------   ---------------------------   ---------------------------
                                                           Accumulated                   Accumulated                   Accumulated
                                                Cost       Depreciation       Cost       Depreciation       Cost       Depreciation
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance at the beginning of the year        $ 34,303,900   $ 11,934,300   $ 35,610,800   $ 11,217,400   $ 43,457,400   $ 11,909,800

Additions during the year:

Improvements                                     405,600                       393,100                       327,600

Provision for depreciation                                      708,400                       716,900                     1,136,700

Deductions during the year:

Basis of disposed real property                                                                           (6,124,200)

Accumulated depreciation on real
  estate disposed                                                                                                        (1,829,100)

Provisions for value impairment               (1,000,000)                   (1,700,000)                   (2,050,000)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance at the end of the year              $ 33,709,500   $ 12,642,700   $ 34,303,900   $ 11,934,300   $ 35,610,800   $ 11,217,400
                                            ============   ============   ============   ============   ============   ============

Note 4. The aggregate cost for federal income tax purposes at December 31, 1997 was $38,459,500.

Note 5. Included provisions for value impairment. See Note 8 of Notes to Financial Statements for additional information.

Note 6.   Estimated useful life for building.

Note 7.   Estimated useful life for improvements.