Form 10-Q
period 1998-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1998-05-15
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 March 31, 1998
                           -----------------------------------------------------

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

              First Capital Income Properties, Ltd. - Series VIII
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                            59-2192277
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois       60606-2607
--------------------------------------------------------  -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                     1998      December 31,
                                                 (Unaudited)       1997
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  6,086,700  $  6,086,700
 Buildings and improvements                        27,290,900    27,622,800
----------------------------------------------------------------------------
                                                   33,377,600    33,709,500
Accumulated depreciation and amortization         (12,828,300)  (12,642,700)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    20,549,300    21,066,800
Cash and cash equivalents                           4,002,200     5,353,200
Investments in debt securities                      1,200,500
Rents receivable                                      146,200       123,400
Other assets                                           11,500        14,500
----------------------------------------------------------------------------
                                                 $ 25,909,700  $ 26,557,900
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    284,000  $    620,100
 Due to Affiliates, net                                54,900        28,200
 Distributions payable                                505,600       505,600
 Security deposits                                     50,300        58,300
 Other liabilities                                      2,300        32,700
----------------------------------------------------------------------------
                                                      897,100     1,244,900
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                           (30,500)      (27,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                     25,043,100    25,340,000
----------------------------------------------------------------------------
                                                   25,012,600    25,313,000
----------------------------------------------------------------------------
                                                 $ 25,909,700  $ 26,557,900
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                      $ (17,000) $26,443,000  $26,426,000
Net income for the year ended December
 31, 1997                                    192,200      717,000      909,200
Distributions for the year ended December
 31, 1997                                   (202,200)  (1,820,000)  (2,022,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                        (27,000)  25,340,000   25,313,000
Net income for the quarter ended March
 31, 1998                                     47,100      158,100      205,200
Distributions for the quarter ended
 March 31, 1998                              (50,600)    (455,000)    (505,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1998                                      $ (30,500) $25,043,100  $25,012,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $1,197,700 $1,130,000
 Interest on short-term investments                    72,700     63,200
------------------------------------------------------------------------
                                                    1,270,400  1,193,200
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        185,600    180,300
 Property operating:
  Affiliates                                           53,400     40,800
  Nonaffiliates                                       176,800    193,600
 Real estate taxes                                    134,000    135,100
 Insurance--Affiliate                                  12,700     12,200
 Repairs and maintenance                              107,600    115,800
 General and administrative:
  Affiliates                                            8,200      7,000
  Nonaffiliates                                        36,900     45,900
Provision for value impairment                        350,000
------------------------------------------------------------------------
                                                    1,065,200    730,700
------------------------------------------------------------------------
Net income                                         $  205,200 $  462,500
------------------------------------------------------------------------
Net income allocated to General Partners           $   47,100 $   50,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  158,100 $  411,900
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     2.26 $     5.88
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998         1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   205,200  $  462,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for value impairment                           350,000
  Depreciation and amortization                            185,600     180,300
  Changes in assets and liabilities:
   (Increase) in rents receivable                          (22,800)     (6,500)
   Decrease in other assets                                  3,000       1,700
   (Decrease) in accounts payable and accrued expenses    (336,100)   (290,200)
   Increase (decrease) in due to Affiliates                 26,700     (38,700)
   (Decrease) in other liabilities                         (30,400)    (59,100)
-------------------------------------------------------------------------------
    Net cash provided by operating activities              381,200     250,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (18,100)     (7,800)
 Refund of lease commissions                                            69,500
 (Increase) in investments in debt securities, net      (1,200,500)   (734,700)
-------------------------------------------------------------------------------
    Net cash (used for) investing activities            (1,218,600)   (673,000)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (505,600)   (505,600)
 (Decrease) increase in security deposits                   (8,000)      1,400
-------------------------------------------------------------------------------
    Net cash (used for) financing activities              (513,600)   (504,200)
-------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (1,351,000)   (927,200)
Cash and cash equivalents at the beginning of the
 period                                                  5,353,200   4,029,600
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 4,002,200  $3,102,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair market value. Except as disclosed in Note 3, management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at March 31, 1998 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1998 and 1997, the General Partners' were paid Cash Flow (as defined in the Partnership Agreement) and allocated Net Profits of $50,600. In addition, for the three months ended March 31, 1998, the General Partners were allocated (losses) from a provision for value impairment of $(3,500).

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1998 were as follows:

                                                        Paid   Payable
-----------------------------------------------------------------------
Property and asset management and leasing fees         $42,300 $  (800)
Reimbursement of property insurance premiums, at cost    3,700   9,000
Real estate commission (a)                                None  37,700
 Legal                                                   4,400    None
Reimbursement of expenses, at cost:
 --Accounting                                             None   8,100
 --Investor communications                                None     900
-----------------------------------------------------------------------
                                                       $50,400 $54,900
-----------------------------------------------------------------------

(a) As of March 31, 1998, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the Managing General Partner and a third-party management group for fees equal to 3% of gross rents received from the properties. The Affiliate and the third-party property management group are entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to other third parties.

3. ASSET HELD FOR DISPOSITION:

The Managing General Partner has determined that, based on economic conditions in the region where Old Mill Place Shopping Center ("Old Mill") is located, it is in the best interest of the Partnership to sell Old Mill. Accordingly, the Partnership is currently marketing Old Mill for sale. Net income for Old Mill, exclusive of the provision for value impairment referred to below, included in the Partnership's Statements of Income and Expenses for the three months ended March 31, 1998 and 1997, was $159,500 and $140,900, respectively.

Efforts during 1998 indicated that additional price concessions would be necessary to successfully complete a transaction. Accordingly, the Partnership adjusted the carrying basis of the property by recording a provision for value impairment of $350,000 during the three months ended March 31, 1998. The carrying basis, net of accumulated depreciation and amortization, of Old Mill on the Partnership's Balance Sheet as of March 31, 1998 was $5,644,500, which does not exceed the estimated fair value, less costs to sell.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                   Comparative
                                Operating Results
                                   (a) For the
                                 Quarters Ended
                                3/31/98  3/31/97
-------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I
 & II
Rental revenues                 $683,100 $591,700
-------------------------------------------------
Property net income             $247,800 $169,600
-------------------------------------------------
Average occupancy                    99%      98%
-------------------------------------------------
OLD MILL PLACE SHOPPING CENTER
Rental revenues                 $257,600 $256,400
-------------------------------------------------
Property net income (b)         $159,500 $140,900
-------------------------------------------------
Average occupancy                    82%      82%
-------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues                 $257,100 $281,900
-------------------------------------------------
Property net income             $120,500 $141,600
-------------------------------------------------
Average occupancy                    89%     100%
-------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income on short-term investments and general and administrative expenses.
(b) Property net income excludes a provision for value impairment of $350,000 recorded during the three months ended March 31, 1998.

Net income decreased by $257,300 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily the result of a provision for value impairment of $350,000 recorded on Old Mill Place Shopping Center ("Old Mill") during the three months ended March 31, 1998. Net income, exclusive of the provision for value impairment, increased by $92,700 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to improved operating results at Brookwood Metroplex Office Buildings I & II ("Brookwood") and Old Mill. The increase was partially offset by diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs").

Rental revenues increased by $67,700 or 6% for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to a 1997 correction of a 1996 overaccrual of tenant expense reimbursements, payable in 1997, at Brookwood. Also contributing to the increase was an increase in base rents at Brookwood due to an increase in rates charged to new and renewing tenants. The increase was partially offset by a 1998 correction of a 1997 overaccrual of tenant expense reimbursements, payable in 1998, at Walker Springs.

Repairs and maintenance expense decreased by $8,200 for the three-month periods under comparison. The increase was primarily the result of a decrease in minor repairs to the parking garage at Brookwood.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                          Comparative
                                                       Cash Flow Results
                                                       For the Quarters
                                                             Ended
                                                       3/31/98     3/31/97
----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   740,800  $ 642,800
Items of reconciliation:
 (Increase) in current assets                            (19,800)    (4,800)
 (Decrease) in current liabilities                      (339,800)  (388,000)
----------------------------------------------------------------------------
Net cash provided by operating activities            $   381,200  $ 250,000
----------------------------------------------------------------------------
Net cash (used for) investing activities             $(1,218,600) $(673,000)
----------------------------------------------------------------------------
Net cash (used for) financing activities             $  (513,600) $(504,200)
----------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $98,000 for the three months ended March 31, 1998 when compared to three months ended March 31, 1997 was primarily due to the increase in net income, exclusive of depreciation, amortization and provisions for value impairment, as previously discussed.

The decrease in the Partnership's cash position of $1,351,000 for the three months ended March 31, 1998 was primarily the result of the investments in debt securities, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1998 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $131,200 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. This increase was primarily due to improved operating results, as previously discussed.

Net cash used for investing activities increased by $545,600 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to the net increase in amounts invested in debt securities. The increase in investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1998, the Partnership spent $18,100 for capital and tenant improvements and leasing costs. Amounts to be spent for building and tenant improvements and leasing costs during 1998 depends to a large extent on the retenanting issues at Brookwood and Walker Springs, as discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for disposition.

The Partnership has been notified that the tenant occupying approximately 67% of the rentable square footage at Brookwood does not intend to exercise its option ("Option") to renew its lease expiring on December 31, 1998. Market rental rates currently being quoted by competing properties are greater than the Option rate. Retenanting Brookwood would require a significant amount of capital and would likely take an extended period of time. The Managing General Partner is currently evaluating various options with respect to this property. These include, but are not limited to: 1) immediately marketing the property for sale; 2) begin securing new tenants for the property to replace the old tenant upon its lease expiration and then marketing the property for sale or 3) begin securing new tenants for the property, while marketing the property for sale to a buyer that would be in position to complete the retenanting process.

In September 1997, a tenant occupying 11% of Walker Springs filed for bankruptcy and in January 1998 turned their space over to a liquidator, who vacated the space in March 1998. In addition, another tenant occupying 15% of the space at Walker Springs has a lease which expired on April 30, 1998. This tenant has no options to extend the term of their lease and will be vacating their space at the end of May. The Partnership has sent proposals to two potential tenants to fill the vacant space. There can be no assurance that the Partnership will be successful in its efforts to secure either of these tenants. Results at Walker Springs can be expected to be adversely impacted during the remainder of 1998 until a new tenant(s) can be secured to occupy the available space. The securing of a new tenant(s) could result in substantial tenant improvement costs.

The increase in net cash used for financing activities of $9,400 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primarily the result of net refunds of security deposits to tenants.

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

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the three months ended March 31, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $235,200.

Distributions to Limited Partners for the quarter ended March 31, 1998 were declared in the amount of $455,000, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                           Part II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

         (a)  Exhibits: None

         (b)  Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

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

Date: May 15, 1998           By: /s/ DOUGLAS CROCKER II
      ------------               --------------------------------------
                                     DOUGLAS CROCKER II
                                 President and Chief Executive Officer

Date: May 15, 1998           By: /s/ NORMAN M. FIELD
      ------------               --------------------------------------
                                     NORMAN M. FIELD
                                 Vice President - Finance and Treasurer