Form 10-Q
period 1998-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1998-08-13
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                  June 30, 1998
                                    -------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------     ------------------
    Commission File Number                           0-12537
                           --------------------------------------------------


              First Capital Income Properties, Ltd. - Series VIII
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                           59-2192277
-------------------------------                          -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Ientification No.)



Two North Riverside Plaza, Suite 1000, Chicago, Illinois           60606-2607
--------------------------------------------------------           -----------
(Address of principal executive offices)                           (Zip Code)

                                (312) 207-0020
 ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
 ----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    [X]    No[_]

Documents incorporated by reference:

The First Amended and Restated Certificate and agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated July 28, 1982, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1998      December 31,
                                                 (Unaudited)      1997
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 3,985,900  $ 6,086,700
 Buildings and improvements                       20,022,400   27,622,800
--------------------------------------------------------------------------
                                                  24,008,300   33,709,500
 Accumulated depreciation and amortization        (9,238,800) (12,642,700)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   14,769,500   21,066,800
Cash and cash equivalents                         10,698,100    5,353,200
Investments in debt securities                       402,200
Rents receivable                                      88,400      123,400
Other assets                                           4,100       14,500
--------------------------------------------------------------------------
                                                 $25,962,300  $26,557,900
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   328,800  $   620,100
 Due to Affiliates, net                               53,700       28,200
 Distributions payable                             6,140,600      505,600
 Security deposits                                    31,600       58,300
 Other liabilities                                     2,500       32,700
--------------------------------------------------------------------------
                                                   6,557,200    1,244,900
--------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (30,400)     (27,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                    19,435,500   25,340,000
--------------------------------------------------------------------------
                                                  19,405,100   25,313,000
--------------------------------------------------------------------------
                                                 $25,962,300  $26,557,900
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                       $(17,000) $26,443,000  $26,426,000
Net income for the year ended December 31,
 1997                                        192,200      717,000      909,200
Distributions for the year ended December
 31, 1997                                   (202,200)  (1,820,000)  (2,022,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997         (27,000)  25,340,000   25,313,000
Net income for the six months ended June
 30, 1998                                     97,700      640,500      738,200
Distributions for the six months ended
 June 30, 1998                              (101,100)  (6,545,000)  (6,646,100)
-------------------------------------------------------------------------------
Partners' capital, June  30, 1998           $(30,400) $19,435,500  $19,405,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1998       1997
----------------------------------------------------------------------------
Income:
 Rental                                                $1,100,500 $1,061,800
 Interest                                                  84,400     71,700
 Gain on sale property                                     11,800
----------------------------------------------------------------------------
                                                        1,196,700  1,133,500
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                            187,900    173,600
 Property operating:
  Affiliates                                               75,600     45,100
  Nonaffiliates                                           127,700    184,200
 Real estate taxes                                        123,200    134,900
 Insurance--Affiliate                                         100     10,200
 Repairs and maintenance                                  118,100    128,600
 General and administrative:
  Affiliates                                                3,700      6,400
  Nonaffiliates                                            27,400     38,400
----------------------------------------------------------------------------
                                                          663,700    721,400
----------------------------------------------------------------------------
Net income                                             $  533,000 $  412,100
----------------------------------------------------------------------------
Net income allocated to General Partners               $   50,600 $   50,500
----------------------------------------------------------------------------
Net income allocated to Limited Partners               $  482,400 $  361,600
----------------------------------------------------------------------------
Net income allocated to
 Limited Partners per Unit (70,000 Units outstanding)  $     6.89 $     5.17
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $2,298,200 $2,191,800
 Interest                                             157,100    134,900
 Gain on sale of Property                              11,800
------------------------------------------------------------------------
                                                    2,467,100  2,326,700
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        373,500    353,900
 Property operating:
  Affiliates                                          129,000     85,900
  Nonaffiliates                                       304,500    377,800
 Real estate taxes                                    257,200    270,000
 Insurance--Affiliate                                  12,800     22,400
 Repairs and maintenance                              225,700    244,400
 General and administrative:
  Affiliates                                           11,900     13,400
  Nonaffiliates                                        64,300     84,300
 Provision for value impairment                       350,000
------------------------------------------------------------------------
                                                    1,728,900  1,452,100
------------------------------------------------------------------------
Net income                                         $  738,200 $  874,600
------------------------------------------------------------------------
Net income allocated to General Partners           $   97,700 $  101,100
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  640,500 $  773,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     9.15 $    11.05
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998         1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   738,200  $   874,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            373,500      353,900
  Gain on sale of property                                 (11,800)
  Provision for value impairment                           350,000
  Changes in assets and liabilities:
  Decrease in rents receivable                              35,000      166,300
  Decrease in other assets                                  10,400          100
  (Decrease) in accounts payable and accrued expenses     (291,300)    (133,700)
  Increase (decrease) in due to Affiliates                  25,500      (51,400)
  (Decrease) in other liabilities                          (30,200)     (63,300)
--------------------------------------------------------------------------------
   Net cash provided by operating activities             1,199,300    1,146,500
--------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities             (402,200)  (2,146,400)
 Proceeds from sale of property                          5,656,300
 Payments for capital and tenant improvements              (70,700)    (169,000)
--------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                           5,183,400   (2,315,400)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,011,100)  (1,011,100)
 (Decrease) in security deposits                           (26,700)        (600)
--------------------------------------------------------------------------------
   Net cash (used for) financing activities             (1,037,800)  (1,011,700)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     5,344,900   (2,180,600)
Cash and cash equivalents at the beginning of the
 period                                                  5,353,200    4,029,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $10,698,100  $ 1,849,000
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains or losses on sales are recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at June 30, 1998 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarters and six months ended June 30, 1998 and 1997, the General Partners were paid Cash Flow (as defined in the

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Partnership Agreement), and allocated Net Profits, of $50,500 and $101,100, respectively. In addition the General Partners were allocated (losses) from a provision for value impairment of $(3,500) for the six months ended June 30, 1998 and a gain on the sale of property of $100 for the quarter and six months ended June 30, 1998.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                     Paid
                                                          Six    (Receivable)
                                               Quarter   Months    Payable
-----------------------------------------------------------------------------
Property management and leasing fees           $ 70,400 $112,700   $(2,600)
Reimbursement of property insurance premiums,
 at cost                                          4,700    8,400     2,300
Real estate commission (a)                         None     None    37,700
Legal                                            16,800   21,200    15,000
Reimbursement of expenses, at cost:
 --Accounting                                     9,400    9,400     1,100
 --Investor communications                        1,900    1,900       200
-----------------------------------------------------------------------------
                                               $103,200 $153,600   $53,700
-----------------------------------------------------------------------------

(a) As of June 30, 1998, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by Affiliate of the Managing General Partner and a third-party management group for fees ranging from 3% of gross rents received from the properties. The Affiliate and the third-party property management groups are entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to other third parties.

3. PROPERTY SALE:

On June 17, 1998, the Partnership consummated the sale of Old Mill for a selling price of $5,900,000. Net Proceeds from this transaction amounted to $5,636,300, which was net of actual and estimated closing expenses. The Partnership recorded a gain of $11,800 for the quarter and six months ended June 30, 1998, which included the recording of a provision for value impairment of $350,000 during the first quarter of 1998. The Partnership intends to distribute $5,635,000 or $80.50 per Unit on November 30, 1998 to Limited Partners of record as of June 17, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sale price. The Partnership, in addition to being in the operation of properties phase, is in the disposition of properties phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives the net income generated from such properties. During 1998, the Partnership sold Old Mill Place Shopping Center ("Old Mill").

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                          For the             For the
                      Quarters Ended     Nine Months Ended
                      6/30/98  6/30/97    6/30/98    6/30/97
------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDING
Rental revenues      $611,900 $473,600 $1,295,000 $1,065,300
------------------------------------------------------------
Property net income  $178,500 $ 61,300 $  426,300 $  230,900
------------------------------------------------------------
Average occupancy         98%      98%        98%        98%
------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $253,100 $301,200 $  510,200 $  583,100
------------------------------------------------------------
Property net income  $119,500 $151,500 $  240,000 $  293,100
------------------------------------------------------------
Average occupancy         73%     100%        81%       100%
------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER (B)
Rental revenues      $235,400 $287,000 $  493,000 $  543,400
------------------------------------------------------------
Property net income  $169,800 $172,500 $  329,300 $  313,400
------------------------------------------------------------
Average occupancy         82%      82%        82%        82%
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously disposed of by the Partnership.
(b) Property net income excludes a provision for value impairment of $350,000 during the quarter ended March 31, 1998 and a gain on sale of $11,800 recorded during the six months ended June 30, 1998.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six-month periods ended June 30, 1998 and 1997.

Net income decreased by $136,400 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to the 1998 provision for value impairment of $350,000 recorded on Old Mill Place Shopping Center ("Old Mill"). Also contributing to the decrease was diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs"). The decrease was partially offset by improved operating results at Brookwood Metroplex Office Buildings I & II ("Brookwood") and Old Mill. The increase was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment.

Net income increased by $120,900 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The increase was primarily due improved operating results at Brookwood and the increase in interest earned on the Partnership's short-term investments. The increase was partially offset by diminished operating results at Walker Springs.

Net income, exclusive of Old Mill, increased by $111,700 and $185,900 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to improved operating results at Brookwood partially offset by diminished operating results at Walker Springs.

The following comparative discussion excludes the results of Old Mill.

Rental revenues increased by $90,200 or 11.6%, and $156,900 or 9.5%, for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997. The increases were primarily due to a 1997 adjustment of a 1996 overaccrual of tenant expense reimbursements, payable in 1997, at Brookwood. Also contributing to the increases was an increase in base rents at Brookwood due to an increase in rates charged to new and renewing tenants. The increases were partially offset by decreases in base rental revenues at Walker Springs due to the decline in average occupancy. In addition, the increase for the six-month period under comparison was partially offset by a decrease in tenant expense reimbursements at Walker Springs, which was due to a 1998 adjustment of a 1997 overaccrual, payable in 1998.

Property operating expenses decreased by $7,700 and $8,600 for the quarterly and six-month periods under comparison, respectively. The decreases were primarily due to a decrease in management fee expense at Walker Springs, which was due to the decrease in rental revenues.

Real estate tax expense increased by $5,300 and $10,500 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily the result of increases in the projected real estate taxes at Brookwood and Walker Springs.

All other expenses remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its asset and property management groups,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                       Comparative Cash Flow
                                                          Results For the
                                                         Six Months Ended
                                                        6/30/98      6/30/97
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                           $ 1,449,900  $ 1,228,500
Items of reconciliation:
 Decrease in current assets                                45,400      166,400
 (Decrease) in current liabilities                       (296,000)    (248,400)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,199,300  $ 1,146,500
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 5,183,400  $(2,315,400)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,037,800) $(1,011,700)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $221,400 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997 was primarily due to increased net income, exclusive of depreciation, amortization, provision for value impairment and gain on sale of property, as previously discussed.

The increase in the Partnership's cash position of $5,344,900 for the six months ended June 30, 1998 was primarily the result of the receipt of Sale Proceeds from the June 17, 1998 sale of Old Mill. The increase was partially offset by investments in debt securities, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs, which exceeded net cash provided by operating activities. The liquid assets, including cash, cash equivalents and investments debt securities, of the Partnership as of June 30, 1998 are comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities increased by $52,800 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. This increase was primarily due to the increase in net income, exclusive of depreciation, amortization, provision for value impairment and gain on sale of property, as previously discussed.

Net cash (used for) provided by investing activities changed from $(2,315,400) for the six months ended June 30, 1997 to $5,183,400 for the six months ended June 30, 1998. The change was primarily due to the 1998 receipt of proceeds from the sale of Old Mill. In addition, the Partnership increased its investments in debt securities by a lesser amount during the six months ended June 30, 1998, as compared to the comparable period in 1997. Investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes and prior to distribution to Partners. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1998, the Partnership spent $70,700 for capital and tenant improvements and leasing costs. Amounts to be spent for building and tenant improvements and leasing costs during the remainder of 1998 depends to a large extent on the retenanting issues at Brookwood and Walker Springs, as discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The Partnership has been notified that the tenant occupying approximately 67% of the rentable square footage at Brookwood does not intend to extend its option ("Option") to renew its lease expiring on December 31, 1998. Market rental rates currently being quoted by competing properties are greater than the Option rate. Retenanting Brookwood would require a significant amount of capital and would likely take an extended period of time. The Managing General Partner is currently evaluating various options with respect to this property. These include, but are not limited to: 1) immediately marketing the property for sale; 2) begin securing new tenants for the property to replace the old tenant upon its lease expiration and then marketing the property for sale or 3) begin securing new tenants for the property, while marketing the property for sale to a buyer that would be in a position to complete the retenanting process.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Walker Springs currently has approximately 44,000 square feet of vacant space. The Partnership is currently in the process of locating one or two suitable tenants to bring the occupancy at the center back up to 100%. There can be no assurance that the Partnership will be successful in its efforts. Results at Walker Springs can be expected to be adversely impacted during the remainder of 1998 and most likely into 1999 until a new tenant(s) can be secured to occupy the available space. The securing of a new tenant(s) could result in substantial tenant improvement costs.

On June 17, 1998, the Partnership consummated the sale of Old Mill. Net proceeds from this transaction amounted to $5,636,300, which was net of actual and estimated closing expenses. The Partnership intends to distribute $5,635,000 or $80.50 per Unit on November 30, 1998 to Limited Partners of record as of June 17, 1998.

The increase in net cash used for financing activities of $26,100 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was primarily the result of crediting the purchaser of Old Mill with the amount of outstanding security deposits.

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

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $438,800.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended June 30, 1998 were declared in the amount of $455,000, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          A report filed on Form 8-K was filed on June 30, 1998 reporting the sale of Old Mill.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER


Date: August 14, 1998    By:  /s/  DOUGLAS CROCKER II
      ---------------         -----------------------
                                   DOUGLAS CROCKER II
                             President and Chief Executive Officer


Date: August 14, 1998    By:  /s/  NORMAN M. FIELD
      ---------------         -----------------------
                                   NORMAN M. FIELD
                              Vice President - Finance and Treasurer