Form 10-Q
period 1998-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1998-11-13
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     September 30, 1998
                           -----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number                           0-12537
                            ----------------------------------------------------

              First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                                59-2192277
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)


Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------         ----------
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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters    For the Nine Months
                                  Ended                Ended
                             9/30/98   9/30/97    9/30/98    9/30/97
--------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDING
Rental revenues             $607,500  $557,000 $1,902,500 $1,622,300
--------------------------------------------------------------------
Property net income         $168,900  $131,300 $  595,200 $  362,200
--------------------------------------------------------------------
Average occupancy                98%       94%        99%        97%
--------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues             $219,400  $271,400 $  729,600 $  854,500
--------------------------------------------------------------------
Property net income         $ 77,300  $126,300 $  317,300 $  419,400
--------------------------------------------------------------------
Average occupancy                73%      100%        78%       100%
--------------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER (B)
Rental revenues             $  7,800  $263,200 $  500,800 $  806,600
--------------------------------------------------------------------
Property net (loss) income  $ (3,100) $155,100 $  326,200 $  468,500
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously disposed of by the Partnership.
(b) Old Mill was sold on June 17, 1998. Property net income excludes a loss on the sale of $339,300 recorded during the nine months ended September 30, 1998.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net income decreased by $226,300 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the loss of $339,300 recorded on the 1998 sale of Old Mill. The decrease was also due to the partial absence of operating results in 1998 due to the sale of Old Mill and diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs"). The decrease was partially offset by improved operating results at Brookwood Metroplex Office Building ("Brookwood") and an increase in interest earned on the Partnership's short-term investments, resulting from the availability of additional proceeds from Old Mill being invested prior to their distribution to Limited Partners.

Net income decreased by $89,900 for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997. The decrease was primarily due to the absence of results in 1998 from Old Mill due to its sale. The decrease was also due to the diminished operating results from Walker Springs. The decrease was partially offset by the increase in interest earned on the Partnership's short-term investments and the improved operating results at Brookwood.

Net income, exclusive of Old Mill, increased by $69,300 and $255,200 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997. The increases were primarily due to the increase in interest earned on the Partnership's short-term investments and the improved operating results at Brookwood. The increases were partially offset by the diminished operating results at Walker Springs.

The following comparative discussion excludes the results of Old Mill.

Rental revenues increased by $153,300 or 6.2% for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase was primarily due to a 1997 adjustment of a 1996 overaccrual of tenant expense reimbursements, causing reduced reported 1997 rental revenues, at Brookwood. Also contributing to the increase was an increase in base rents at Brookwood due to an increase in rates charged to new and renewing tenants. The increase was partially offset by a decrease in base rental income at Walker Springs due to a decline in average occupancy. Rental revenues remained relatively unchanged for the quarterly periods under comparison. Increases in 1998 revenues at Brookwood were offset by reductions at Walker Springs.

Repair and maintenance expenses decreased by $11,500 and $12,600 for the quarterly and nine-month periods under comparison, respectively. The decreases were primarily due to decreases in ongoing repairs to the roof at Walker Springs.

Real estate expense increased by $5,300 and $15,900 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily the result of increases in the projected 1998 real estate taxes at Brookwood and Walker Springs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                       Comparative Cash Flow
                                                          Results For the
                                                         Nine Months Ended
                                                        9/30/98      9/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 2,003,300  $ 1,861,100
Items of reconciliation:
 Decrease in current assets                                69,100      198,600
 (Decrease) in current liabilities                       (237,200)    (145,400)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,835,200  $ 1,914,300
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 3,184,300  $(2,725,500)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,543,500) $(1,519,500)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $142,200 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997 was due to improved results at Brookwood and increased interest income. The increase was partially offset by diminished results at Walker Springs and the absence of Old Mill subsequent to its sale.

The increase in the Partnership's cash position of $3,476,000 for the nine months ended September 30, 1998 was primarily the result of receipt of the proceeds from the sale June 17, 1998 sale of Old Mill. The increase was partially offset by investments in debt securities, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs, which exceeded net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, of the Partnership as of September 30, 1998 are comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased by $79,100 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the liquidation of Old Mill's trade debt in connection with its sale, the timing of the payment of certain expenses at Walker Springs and the timing of the receipt of rental payments at Brookwood.

Net cash (used for) provided by investing activities changed from $(2,725,500) for the nine months ended September 30, 1997 to $3,184,300 for the nine months ended September 30, 1998. The change was primarily due to the 1998 receipt of proceeds from the sale of Old Mill, partially offset by investments of a portion of the proceeds in debt securities. The investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1998, the Partnership spent $69,800 for capital and tenant improvements and leasing. Amounts to be spent in the future depend to a large extent on the retenanting issues at Brookwood and Walker Springs, as discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The Partnership has been notified that the tenant occupying approximately 67% of the rentable square footage at Brookwood does not intend to exercise its option ("Option") to renew its lease expiring on December 31, 1998. Market rental rates currently being quoted by competing properties are greater than the Option rate. Retenanting Brookwood could require a substantial amount of capital and take an extended period of time. The Managing General Partner is currently evaluating various options with respect to this property. These include, but are not limited to: 1) immediately marketing the property for sale; 2) begin securing new tenants for the property to replace the old tenant upon their vacating the premises and then marketing the property for sale or
3) begin securing new tenants for the property, while marketing the property for sale to a buyer that would be in position to complete the retenanting process.

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

On June 17, 1998, the Partnership consummated the sale of Old Mill. Net proceeds from this transaction amounted to $5,655,200, which was net of actual and estimated closing expenses. The Partnership will distribute $5,635,000 or $80.50 per Unit on November 30, 1998 to Limited Partners of record as of June 17, 1998.

The increase in net cash used for financing activities of $24,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was primarily the result of crediting the purchaser of Old Mill with the amount of its outstanding security deposits.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and safety systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for other clients. The General Partner, on behalf of the Partnership, has been in close communications with each of these service providers regarding steps that are being taken to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of the queries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Brookwood and Walker Springs during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $564,400.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended September 30, 1998 were declared in the amount of $385,000, or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1998      December 31,
                                                  (Unaudited)      1997
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 3,985,900  $ 6,086,700
 Buildings and improvements                        20,021,500   27,622,800
---------------------------------------------------------------------------
                                                   24,007,400   33,709,500
Accumulated depreciation and amortization          (9,425,700) (12,642,700)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    14,581,700   21,066,800
Cash and cash equivalents                           8,829,200    5,353,200
Investments in debt securities                      2,401,100
Rents receivable                                       64,400      123,400
Other assets                                            4,400       14,500
---------------------------------------------------------------------------
                                                  $25,880,800  $26,557,900
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   404,500  $   620,100
 Due to Affiliates, net                                36,300       28,200
 Distributions payable                              6,062,800      505,600
 Security deposits                                     31,500       58,300
 Other liabilities                                      3,000       32,700
---------------------------------------------------------------------------
                                                    6,538,100    1,244,900
---------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                           (30,400)     (27,000)
 Limited Partners (70,000 Units issued and
  outstanding                                      19,373,100   25,340,000
---------------------------------------------------------------------------
                                                   19,342,700   25,313,000
---------------------------------------------------------------------------
                                                  $25,880,800  $26,557,900
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                           $ (17,000) $26,443,000  $26,426,000
Net income for the year ended December
 31, 1997                                    192,200      717,000      909,200
Distributions for the year ended December
 31, 1997                                   (202,200)  (1,820,000)  (2,022,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                        (27,000)  25,340,000   25,313,000
Net income for the nine months ended
 September 30, 1998                          140,500      963,100    1,103,600
Distributions for the nine months ended
 September 30, 1998                         (143,900)  (6,930,000)  (7,073,900)
-------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1998                                  $ (30,400) $19,373,100  $19,342,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1998      1997
------------------------------------------------------------------------------
Income:
 Rental                                                    $834,600 $1,091,500
 Interest                                                   149,500     75,000
------------------------------------------------------------------------------
                                                            984,100  1,166,500
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              186,900    177,300
 Property operating:
  Affiliates                                                 43,600     37,300
  Nonaffiliates                                             150,900    188,600
 Real estate taxes                                           85,100    134,900
 Insurance--Affiliate                                        16,100     11,200
 Repairs and maintenance                                    108,700    129,600
 General and administrative:
  Affiliates                                                  5,600     13,000
  Nonaffiliates                                              20,700     19,300
 Additional expenses of sale of property                      1,100
------------------------------------------------------------------------------
                                                            618,700    711,200
------------------------------------------------------------------------------
Net income                                                 $365,400 $  455,300
------------------------------------------------------------------------------
Net income allocated to General Partners                   $ 42,800 $   50,600
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $322,600 $  404,700
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   4.61 $     5.78
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $3,132,800 $3,283,300
 Interest                                             306,600    209,900
------------------------------------------------------------------------
                                                    3,439,400  3,493,200
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        560,400    531,200
 Property operating:
  Affiliates                                          172,600    123,200
  Nonaffiliates                                       455,400    566,400
 Real estate taxes                                    342,300    404,900
 Insurance--Affiliate                                  28,900     33,600
 Repairs and maintenance                              334,400    374,000
 General and administrative:
  Affiliates                                           17,500     26,400
  Nonaffiliates                                        85,000    103,600
 Loss on sale of property                             339,300
------------------------------------------------------------------------
                                                    2,335,800  2,163,300
------------------------------------------------------------------------
Net income                                         $1,103,600 $1,329,900
------------------------------------------------------------------------
Net income allocated to General Partners           $  140,500 $  151,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  963,100 $1,178,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $    13.76 $    16.83
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1998        1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $1,103,600  $1,329,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             560,400     531,200
  Loss on sale of property                                  339,300
  Changes in assets and liabilities:
  Decrease in rents receivable                               59,000     189,500
  Decrease in other assets                                   10,100       9,100
  (Decrease) in accounts payable and accrued expenses     (215,600)     (15,800)
  Increase (decrease) in due to Affiliates                    8,100     (66,400)
  (Decrease) in other liabilities                          (29,700)     (63,200)
--------------------------------------------------------------------------------
   Net cash provided by operating activities              1,835,200   1,914,300
--------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities            (2,401,100) (2,523,000)
 Proceeds from sale of property                           5,655,200
 Payments for capital and tenant improvements               (69,800)   (202,500)
--------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities   3,184,300  (2,725,500)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (1,516,700) (1,516,700)
 (Decrease) in security deposits                            (26,800)     (2,800)
--------------------------------------------------------------------------------
   Net cash (used for) financing activities              (1,543,500) (1,519,500)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      3,476,000  (2,330,700)
Cash and cash equivalents at the beginning of the
 period                                                   5,353,200   4,029,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $8,829,200  $1,698,900
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. The Partnership recognizes rental income that is contingent upon tenants' achieving specified targets, only to the extent that such targets are attained.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Investments in debt securities at September 30, 1998 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners.
In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1998, the General Partners were paid Cash Flow (as defined in the Partnership Agreement), and allocated Net Profits, of $42,800 and $143,900, respectively. In addition, the General Partners were allocated a loss on the sale of property of $(3,400) for the nine months ended September 30, 1998.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                      Paid         (Receivable)
                                               Quarter Nine Months   Payable
-------------------------------------------------------------------------------
Property management and leasing fees           $48,400  $161,100     $(10,800)
Reimbursement of property insurance premiums,
 at cost                                        20,500    28,900         None
Real estate commission(a)                         None      None       37,700
Legal                                           12,200    33,400        6,500
Reimbursement of expenses, at cost:
 --Accounting                                    2,300    11,700        2,300
 --Investor communications                       1,500     3,400          600
-------------------------------------------------------------------------------
                                               $84,900  $238,500     $ 36,300
-------------------------------------------------------------------------------

(a)As of September 30, 1998, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of a property. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's office property is provided by an Affiliate of the Managing General Partner and for its retail shopping centers by a third-party management group both for 3% of gross rents received from the properties. The Affiliate and the third-party property management groups are entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to third parties.

3. PROPERTY SALE:

On June 17, 1998, the Partnership consummated the sale of Old Mill for a selling price of $5,900,000. Net Proceeds from this transaction amounted to $5,655,200, which was net of actual and estimated closing expenses. The Partnership recorded a loss of $339,300 for the nine months ended September 30, 1998. The Partnership will distribute $5,635,000 or $80.50 per Unit on November 30, 1998 to Limited Partners of record as of June 17, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             By:  FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER

Date:  November 13, 1998     By:  /s/  DOUGLAS CROCKER II
       -----------------          ----------------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  November 13, 1998     By:  /s/  NORMAN M. FIELD
       -----------------          ----------------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended September 30, 1998.