Form 10-K405
period 1998-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1999-03-25
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the fiscal year ended                  December 31, 1998

                                  ---------------------------------------------
                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  ------------------------- to -----------------

Commission File Number                              0-12537
                                ----------------------------------------------

              First Capital Income Properties, Ltd. - Series VIII
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                        59-2192277
--------------------------------               ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

Two North Riverside Plaza, Suite 1000,
Chicago, Illinois                                        60606-2607
---------------------------------------        -------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code                                              (312) 207-0020
                                               -------------------------------

Securities registered  pursuant to
Section 12(b) of the Act:                                 NONE
                                               -------------------------------

Securities registered pursuant to
Section 12(g) of the Act:                          Limited Partnership Units
                                               -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

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

The Partnership was formed to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate, such as mortgage loans on real estate. From January 1983 to October 1984, the Partnership made six real property investments and a purchase of a 50% interest in a joint venture with an Affiliated partnership to acquire a 100% interest in certain real property. The Partnership's joint venture, prior to dissolution, was operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In addition, in April 1986 the Partnership purchased four mortgage loan investments. As of December 31, 1998:
1) the Partnership had sold or disposed of four real property investments; 2) the Partnership and its Affiliate dissolved the joint venture following the sale of the joint venture's real property investment and 3) all four of the mortgage loan investments were repaid to the Partnership.

Property management services for the Partnership's office building is provided by an Affiliate of the Managing General Partner. Property management services for the Partnership's shopping center is provided by an entity not affiliated with the Managing General Partner. All services are provided for fees calculated as a percentage of gross rents received by the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1999, there were four employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.    PROPERTIES (a)(b)
---------  -----------------

As of December 31, 1998, the Partnership owned the following two property investments, which were owned in fee simple.

                                                                               Net Leasable             Number of
          Property Name                           Location                      Sq. Footage            Tenants (c)
---------------------------------    ---------------------------------    ---------------------    -----------------
Shopping Center:
---------------------------------
Walker Springs Plaza                   Knoxville, Tennessee                       161,557                 7 (3)

Office Building:
---------------------------------
Brookwood Metroplex
  Office Buildings I & II              Birmingham, Alabama                        207,664                18 (0)

(a) For a discussion of operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

------- -----------------

(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 18 years to 39 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate tax expense for Walker Springs Plaza and Brookwood Metroplex Office Buildings I & II was $161,200 and $143,700, respectively, for the year ended December 31, 1998. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

       Property Name                  1998              1997              1996              1995              1994
----------------------------    -------------     -------------     -------------     -------------     -------------
Brookwood Metroplex
  Office Buildings I & II (a)          98%               96%               97%              100%              100%

Walker Springs Plaza                   73%              100%              100%              100%              100%


a) A tenant occupying 67% of the leasable space at Brookwood vacated on December 31, 1998, the expiration of its lease. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this lease expiration.

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


      Property Name                1998             1997             1996             1995             1994
--------------------------    -------------    -------------    -------------    -------------    -------------
Brookwood Metroplex
  Office Buildings I & II         $11.31           $10.97           $10.70           $10.32           $10.29

Walker Springs Plaza              $ 5.59           $ 5.36           $ 5.30           $ 5.22           $ 5.14

------- ----------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:


                                                                                          Percentage of         Renewal
                                                                                              Net               Options
                                    Per annum Base Rents (a) for                            Leasable           [Renewal
                                  ------------------------------                              Square          Options /
                                                  Final Twelve       Expiration Date         Footage             Years
                                     1999       Months of Lease          of Lease            Occupied         per option)
                                  ---------   ------------------     ---------------      -------------       ----------
Walker Springs Plaza
----------------------
Stein Mart
  (department store)              $ 195,000        $ 195,000            2/28/2000               24%                1/4
Books-A-Million (b)
  (book store)                    $ 123,100        $ 123,100            3/31/2003               22%                1/5
Revco D.S., Inc.
  (drugstore)                     $  41,000        $  41,000            3/31/2003               10%                2/5


Brookwood Metroplex I & II
-------------------------------
None

(a) The per annum base rents for each of the tenants listed above for each of the years between 1999 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

(b) Space is sublet from Kroger. Pursuant to the terms of the lease, Kroger is lessee.

-------  ----------

The amounts in the following table represent the base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2008:

                              Number                                     Base Rents in Year       % of Total
       Year                 of Tenants             Square Feet            of Expiration (a)       Base Rents
                                                                                                      (b)
------------------    --------------------    ----------------------------------------------    ------------

      1999                      11                       35,500                  $248,700           17.13%
      2000                       6                       61,100                  $269,400           27.91%
      2001                       1                        4,000                  $ 49,500            6.99%
      2002                       1                        3,800                  $ 52,000            8.05%
      2003                       4                       61,800                  $171,300           39.81%
      2004                       1                       11,600                  $ 47,900           29.34%
      2005                       1                        9,800                  $115,300          100.00%
      2006                       0                         None                      None            0.00%
      2007                       0                         None                      None            0.00%
      2008                       0                         None                      None            0.00%


(a)  Represents the base rents to be collected each year on expiring leases.

(b) Represents the base rents to be collected each year on expiring leases as a percentage of the total base rents to be collected on leases in effect as of December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a, b, c & d)    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1999, there were 6,199 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1998        1997        1996        1995        1994
-------------------------------------------------------------------------------------
Total revenues            $ 4,371,400 $ 4,746,700 $ 5,310,200 $ 6,518,500 $25,877,800
5Net income                $ 1,446,400 $   909,200 $   760,300 $   942,700 $19,957,100
Net income allocated to
 Limited Partners (a)     $ 1,263,000 $   717,000 $   509,000 $   775,700 $19,423,400
Net income allocated to
 Limited Partners per
 Unit (70,000 Units
 outstanding) (a)         $     18.04 $     10.24 $      7.27 $     11.08 $    277.48
Total assets              $20,141,900 $26,557,900 $27,746,400 $33,910,000 $41,343,100
Distributions to Limited
 Partners per Unit
 (70,000 Units
 outstanding) (b)         $    104.50 $     26.00 $     91.50 $    119.36 $    255.00
Return of capital to
 Limited Partners per
 Unit (70,000 Units
 outstanding) (c)         $     86.46 $     15.76 $     84.23 $    108.28        None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $14,410,000 $21,066,800 $22,369,600 $24,393,400 $31,547,600
Investment in mortgage
 loan receivable (net of
 unearned discount)              None        None        None        None $ 1,064,000
Number of real property
 interests owned at
 December 31                        2           3           3           3           4
-------------------------------------------------------------------------------------

(a) Net income allocated to Limited Partners for 1994 included an extraordinary
    (loss) on early extinguishment of debt.
(b) Distributions to Limited Partners per Unit for the years ended December 31, 1998, 1996, 1995 and 1994 included Sales Proceeds of $80.50, $57.00, $75.00 and $215.00, respectively.
(c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                             1998         1997         1996         1995          1994
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 2,523,300  $ 2,617,600  $ 3,177,300  $ 3,319,400  $  3,380,200
Items of reconciliation:
 Discount of principal
  on mortgage loan
  receivable                                                          20,000
 Principal payments on
  mortgage loans payable                                                           233,100
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              41,600      133,300       (2,700)      48,100        39,700
  (Decrease) increase in
   current liabilities       (256,200)     (82,600)      91,900      313,700      (205,200)
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 2,308,700  $ 2,668,300  $ 3,266,500  $ 3,701,200  $  3,447,800
===========================================================================================
Net cash provided by
 (used for) investing
 activities               $   979,900  $   670,400  $(1,469,100) $ 5,880,300  $ 42,840,500
===========================================================================================
Net cash (used for)
 financing activities     $(7,606,200) $(2,015,100) $(7,015,900) $(8,689,500) $(48,103,500)
===========================================================================================

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-6 in this report and the supplemental schedule on pages A-7 and A-8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

Statements contained in the Management's Discussion and Analysis of Financial Condition, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1998: 1) the Partnership sold or disposed of four of its real property investments; 2) the Partnership and its affiliate dissolved the Joint Venture as a result of the sale of the real property investment owned by the Joint Venture and 3) all four of the mortgage loan investments were repaid to the Partnership.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1998, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                         (a) For the Years Ended December
                                       31,
                         ---------------------------------
                            1998        1997       1996
----------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues          $2,515,600  $2,266,700 $2,402,100
----------------------------------------------------------
Property net income (a)  $  773,400  $  559,000 $  708,800
----------------------------------------------------------
Average occupancy               98%         97%        99%
----------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues          $  953,200  $1,127,900 $1,111,300
----------------------------------------------------------
Property net income      $  418,300  $  566,400 $  566,300
----------------------------------------------------------
Average occupancy               82%        100%       100%
----------------------------------------------------------
OLD MILL PLACE
Rental revenues          $  488,700  $1,068,400 $1,326,400
----------------------------------------------------------
Property net income (b)  $  310,800  $  661,200 $  891,500
----------------------------------------------------------
Average occupancy                (b)        82%        85%
----------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income excludes the loss of $332,800 recorded on the sale of Old Mill in 1998 and the provisions for value impairment of $1,000,000 and $1,700,000 recorded in 1997 and 1996, respectively, which were included in the Statements of Income and Expenses for the years ended December 31, 1998, 1997 and 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income increased by $537,200 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to a 1997 provision for value impairment recorded on Old Mill exceeding the 1998 loss on the sale of Old Mill. The increase was also due to improved operating results at Brookwood Metroplex Office Buildings I & II ("Brookwood") and an increase in interest earned on the Partnership's short-term investments. The increase was partially offset by diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs") and the partial absence of operating results from Old Mill due to its 1998 sale.

Net income, exclusive of Old Mill, increased by $220,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment, resulting from the proceeds generated from the sale of Old Mill prior to distribution to Limited Partners together with improved operating results at Brookwood. The increase was partially offset by diminished operating results at Walker Springs.

The following comparative discussion excludes the results of Old Mill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Rental revenues increased by $74,200 or 2.2% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to a 1997 adjustment of a 1996 estimate of tenant expense reimbursements, causing reduced reported 1997 rental revenues, at Brookwood. Also contributing to the increase was an increase in base rents at Brookwood due to an increase in rates charged to new and renewing tenants. The increase was partially offset by a decrease in base rental income at Walker Springs due to a decline in average occupancy.

Repair and maintenance expenses decreased by $40,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to a decrease in repairs to the HVAC at Brookwood and the roof at Walker Springs. The decrease was also due to a decrease in landscaping costs at Brookwood.

Property operating expenses increased by $16,900 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an increase in management fees at Brookwood resulting from an increase in rental revenues. The increase was partially offset by a decrease in management fees at Walker Springs, which was due to a decrease in rental revenues.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income for the year ended December 31, 1997 increased by $148,900 when compared to the year ended December 31, 1996. The increase was primarily due to a lower provision for value impairment recorded on Old Mill during the year ended December 31, 1997 than 1996.

Net income exclusive of provisions for value impairment, decreased by $551,100 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to diminished operating results at Brookwood and Old Mill. Also contributing to the decrease was reduced income earned on the Partnership's short-term investments due to a decrease in the amount of funds available for investment, as a result of a special distribution to Limited Partners in 1996.

Rental revenues decreased by $374,800 or 7.7% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the 1996 receipt of payments in consideration of the early termination of leases at Old Mill. Also contributing to the decrease were lower tenant expense reimbursements at Brookwood resulting from the finalization of the 1996 reconciliation of tenant expense reimbursements. It was previously estimated that Brookwood had underbilled its tenants during 1996, which was to be payable by the tenants upon reconciliation in 1997. After finalizing the reconciliation it was determined that the tenants had been overbilled.

Repair and maintenance expenses increased by $45,200 for the periods under comparison. The increase was primarily due to an increase in cleaning and landscaping costs at Brookwood.

Real estate tax expense decreased by $30,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in real estate taxes at Old Mill, which was due to a decrease in the assessed value.

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

The decrease in Cash Flow (as defined in the Partnership Agreement) of $94,300 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the partial absence of 1998 results, exclusive of depreciation, amortization and loss on sale, at Old Mill, due to its June 1998 sale. Also contributing to the decrease was diminished operating results, exclusive of depreciation and amortization, at Walker Springs. The decrease was partially offset by the improved operating

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

results, exclusive of depreciation and amortization, at Brookwood and the increase in interest earned on the Partnership's short-term investments, as previously discussed.

The decrease in the Partnership's cash position of $2,961,200 for the year ended December 31, 1998 was primarily the result of the Partnership's 1998 investments in debt securities. Cash provided by operating activities plus the proceeds from the sale of Old Mill slightly exceeded amounts expended for capital improvements and distributions to Partners. Liquid assets, including cash and cash equivalents, of the Partnership as of December 31, 1998 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $359,600 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the liquidation of Old Mill's trade and accrued debt in connection with its sale, the timing of the payment of certain expenses at Walker Springs and the timing of the receipt of rental payments at Brookwood and Walker Springs.

Net cash provided by investing activities increased by $1,665,900 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the 1998 receipt of proceeds from the sale of Old Mill. The increase was also due to a decrease in expenditures for building and tenant improvements. The decrease was partially offset by the 1998 investment in and the 1997 maturity of investments in debt securities. The investments in debt securities are a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments were of investment grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1998, the Partnership spent $81,800 for building and tenant improvements and leasing costs. The amount to be spent for building and tenant improvements and leasing costs during 1999 depends to a large extent on the re-tenanting issues at Brookwood and Walker Springs, as further discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for disposition.

A tenant occupying approximately 67% of the rentable square footage at Brookwood did not exercise its option to renew its lease on December 31, 1998 and vacated the property. Re-tenanting Brookwood will require a significant amount of capital and will take an extended period of time. The Managing General Partner is currently pursuing new tenants for the vacated space. During this process, the Managing General Partner is evaluating local and regional market conditions for the potential sale of the property. During 1999, Cash Flow (as defined in the Partnership Agreement) generated by Brookwood will be severely reduced.

Walker Springs currently has approximately 44,000 square feet of vacant space. The Partnership is currently in the process of attempting to locate one or two suitable tenants to bring the occupancy at the center back up to 100%. There can be no assurance that the Partnership will be successful in its efforts. Results at Walker Springs were adversely impacted during 1998 and most likely will continue to be in 1999 until a new tenant(s) can be secured to occupy the available space. The securing of a new tenant(s) could result in substantial tenant improvement costs.

On June 17, 1998, the Partnership consummated the sale of Old Mill. Net proceeds from this transaction amounted to $5,661,700, which was net of closing expenses. The Partnership distributed $5,635,000 or $80.50 per Unit on November 30, 1998 to Limited Partners of record as of June 17, 1998.

The increase in net cash used for financing activities of $5,591,100 for the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily due to the 1998 special distribution of proceeds from the sale of Old Mill.

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

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for other clients. The Managing General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that are being taken to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these queries, as well as a review of the disclosures by these service providers, the Managing General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the Managing General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The Managing General Partner continues to take a conservative approach to projections of future rental income

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

in its determination of adequate levels of cash reserves due to the anticipated building and tenant improvements and leasing costs necessary to be made at Walker Springs and Brookwood during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $656,600.

Distributions to Limited Partners for the quarter ended December 31, 1998 were declared in the amount of $385,000 or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. Total distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners declared for the year ended December 31, 1998 amounted to $1,680,000 or $24.00 per Unit. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risks.

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

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS
           ---------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.


       Name                                                Office
       ----                                                ------

  Douglas Crocker II......................................Director
  Sheli Z. Rosenberg......................................Director


  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------


  The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


       Name                                                Office
       ----                                                ------

  Douglas Crocker II......................President and Chief Executive Officer

  Donald J. Liebentritt...................Vice President

  Norman M. Field.........................Vice President - Finance and Treasurer


  PRESIDENT AND CEO - See Table of Directors above.

  Donald J. Liebentritt, 48, has been Vice President of the Managing General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 50, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.


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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the Managing General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1999, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 70,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999, none of the executive officers and directors of the Managing General Partner owned any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed, plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1998, these Affiliates were entitled to leasing, property management and supervisory fees of $161,100. In addition, other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of $59,600 for insurance and personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, $3,600 was due to Affiliates as of December 31, 1998.

    In addition, as of December 31, 1998, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the buildings comprising a portion of Atlanta Gateway. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

--------  ----------------------------------------------


  of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $186,700 and allocated Net Profits of $183,400, which included a (loss) of $(3,300) from the sale of Old Mill.


(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner, is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1998, Rosenberg was entitled to $49,600 for legal fees from the Partnership. As of December 31, 1998, $1,000 was due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.


(d) None.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------


(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - VIII


                             BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER


Dated:    March 26, 1999     By:  /s/      DOUGLAS CROCKER II
          --------------          -----------------------------------
                                           DOUGLAS CROCKER II

                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS CROCKER II       March 26, 1999     President, Chief Executive Officer and
--- ------------------       --------------     Director of the Managing General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG       March 26, 1999     Director of the Managing General Partner
--- -------------------      --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT    March 26, 1999     Vice President
--- ---------------------    --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD          March 26, 1999     Vice President - Finance and Treasurer
--- ---------------          --------------
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT



                                                                 Pages
                                                         ---------------------

Report of Independent Auditors                                    A-2

Balance Sheets as of December 31, 1998 and 1997                   A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1998, 1997 and 1996                                 A-3

Statements of Income and Expenses for the Years
 Ended December 31, 1998, 1997 and 1996                           A-4

Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997 and 1996                                 A-4

Notes to Financial Statements                                 A-5 to A-6

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation
 as of December 31, 1998                                      A-7 and A-8

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

EXHIBIT (10)  Material Contracts
------------

(a) Real Estate Sale Agreement and Closing Documents for the sale of Old Mill Plaza Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on June 30, 1998 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series VIII
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series VIII as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series VIII at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                    1998          1997
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 3,985,900  $  6,086,700
 Buildings and improvements                       20,033,500    27,622,800
---------------------------------------------------------------------------
                                                  24,019,400    33,709,500
 Accumulated depreciation and amortization        (9,609,400)  (12,642,700)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   14,410,000    21,066,800
Cash and cash equivalents                          2,392,000     5,353,200
Investments in debt securities                     3,243,600
Rents receivable                                      95,200       123,400
Other assets                                           1,100        14,500
---------------------------------------------------------------------------
                                                 $20,141,900  $ 26,557,900
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   353,900  $    620,100
 Due to Affiliates                                    56,600        28,200
 Security deposits                                    31,600        58,300
 Distributions payable                               427,800       505,600
 Other liabilities                                    14,300        32,700
---------------------------------------------------------------------------
                                                     884,200     1,244,900
---------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (30,300)      (27,000)
 Limited Partners (70,000 Units issued and
  outstanding)                                    19,288,000    25,340,000
---------------------------------------------------------------------------
                                                  19,257,700    25,313,000
---------------------------------------------------------------------------
                                                 $20,141,900  $ 26,557,900
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1996         $     --   $32,339,000  $32,339,000
Net income for the year ended December
 31, 1996                                    251,300      509,000      760,300
Distributions for the year ended December
 31, 1996                                   (268,300)  (6,405,000)  (6,673,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (17,000)  26,443,000   26,426,000
Net income for the year ended December
 31, 1997                                    192,200      717,000      909,200
Distributions for the year ended December
 31, 1997                                   (202,200)  (1,820,000)  (2,022,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                        (27,000)  25,340,000   25,313,000
Net income for the year ended December
 31, 1998                                    183,400    1,263,000    1,446,400
Distributions for the year ended December
 31, 1998                                   (186,700)  (7,315,000)  (7,501,700)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                      $ (30,300) $19,288,000  $19,257,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1998         1997         1996
-------------------------------------------------------------------------------
Income:
 Rental                                  $ 3,957,600  $ 4,464,600  $ 4,839,400
 Interest                                    413,800      282,100      470,800
-------------------------------------------------------------------------------
                                           4,371,400    4,746,700    5,310,200
-------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization               744,100      708,400      717,000
 Property operating:
  Affiliates                                 188,200      159,200      338,300
  Nonaffiliates                              657,600      761,800      583,600
 Real estate taxes                           391,900      480,100      510,400
 Insurance--Affiliate                         34,900       44,800       48,700
 Repairs and maintenance                     438,300      522,100      476,900
 General and administrative:
  Affiliates                                  26,100       32,700       40,100
  Nonaffiliates                              111,100      128,400      134,900
 Loss on sale of property                    332,800
 Provisions for value impairment                        1,000,000    1,700,000
-------------------------------------------------------------------------------
                                           2,925,000    3,837,500    4,549,900
-------------------------------------------------------------------------------
Net income                               $ 1,446,400  $   909,200  $   760,300
-------------------------------------------------------------------------------
Net income allocated to General
 Partners                                $   183,400  $   192,200  $   251,300
-------------------------------------------------------------------------------
Net income allocated to Limited
 Partners                                $ 1,263,000  $   717,000  $   509,000
-------------------------------------------------------------------------------
Net income allocated to Limited
 Partners per Unit (70,000 Units
 outstanding)                            $     18.04  $     10.24  $      7.27
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                            1998         1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $ 1,446,400  $   909,200  $   760,300
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization              744,100      708,400      717,000
  Loss on sale of property                   332,800
  Provisions for value impairment                       1,000,000    1,700,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                                28,200      138,300       (6,400)
   Decrease (increase) in other assets        13,400       (5,000)       3,700
   (Decrease) increase in accounts
    payable and accrued expenses            (266,200)      52,500       (4,700)
   Increase (decrease) in due to
    Affiliates                                28,400     (102,000)      63,600
   (Decrease) increase in other
    liabilities                              (18,400)     (33,100)      33,000
-------------------------------------------------------------------------------
    Net cash provided by operating
     activities                            2,308,700    2,668,300    3,266,500
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                               (81,800)    (405,600)    (393,100)
 (Increase) decrease in investments in
  debt securities                         (3,243,600)   1,076,000   (1,076,000)
 Proceeds from the sale of property        5,661,700
-------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                  2,336,300      670,400   (1,469,100)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners           (7,579,500)  (2,022,200)  (7,003,900)
 (Decrease) increase in security
  deposits                                   (26,700)       7,100      (12,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                           (7,606,200)  (2,015,100)  (7,015,900)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                         (2,961,200)   1,323,600   (5,218,500)
Cash and cash equivalents at the
 beginning of the year                     5,353,200    4,029,600    9,248,100
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $ 2,392,000  $ 5,353,200  $ 4,029,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1998

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of application. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The adoption of Statement 131 did not effect the results of operations or financial position. The Partnership has two tenants who occupy 21% of the Partnership's rental properties. These tenants occupied 11% and 10% of the Partnership's rentable space, respectively.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair market value. Except as disclosed in Note 5, the Managing General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities as of December 31, 1998 were comprised of obligations of the United States government and were classified as held-to-maturity. These investments were carried at their amortized cost basis in the financial statements which approximated fair market value at December 31, 1998. All of these securities had maturities of less than one year when purchased.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair values of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $186,700 and allocated Net Profits of $183,400, which included a (loss) on the sale of property of $(3,300). For the year ended December 31, 1997, the General Partners were paid a Partnership Management Fee of $202,200 and allocated Net Profits of $192,200, which included a (loss) from provision for value impairment of $(10,000). For the year ended December 31, 1996, the General Partners were paid a Partnership Management Fee of $268,300, and allocated Net Profits of $251,300, which included a (loss) from provision for value impairment of $(17,000).

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:

                               1998             1997                1996
                         ---------------- -----------------  ------------------
                           Paid   Payable   Paid   Payable     Paid    Payable
-------------------------------------------------------------------------------
Property management and
 leasing fees            $136,100 $14,300 $240,100 $(10,700) $254,100 $  86,800
Real estate
 commission(a)               None  37,700     None   37,700      None    37,700
Reimbursements of
 property insurance
 premiums                  34,900    None   44,800     None    48,700      None
Legal                      48,800   1,000   25,500      200    25,000     1,600
Reimbursements of
 expenses at cost:
 --Accounting              16,400   2,700   23,300      900    33,300     3,800
 --Investor
  communication             5,700     900    7,900      100     8,200       300
-------------------------------------------------------------------------------
                         $241,900 $56,600 $341,600 $ 28,200  $369,300 $ 130,200
-------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense is due to capitalized legal costs.

(a) As of December 31, 1998, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the Managing General Partner and an independent property management group for fees equal to 3% of gross rents received from the properties. In addition, the Affiliate and the independent property management group are entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to third parties.

3. FUTURE MINIMUM RENTALS:

Future minimum rental income due on noncancelable leases as of December 31, 1998 were as follows:

                    1999        $ 1,452,200
                    2000            965,200
                    2001            708,300
                    2002            646,000
                    2003            430,200
                    Thereafter      278,500
                             --------------
                                $ 4,480,400
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1998, 1997 and 1996 were $4,200, $10,200 and $21,900, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property for financial statement purposes and provisions for value impairment. The net effect of these differences for the year ended December 31, 1998, was that net income for tax reporting purposes was greater than net income for financial statement purposes by $2,456,400. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1998 was $24,769,400.

5. PROPERTY SALE:

On June 17, 1998, the Partnership consummated the sale of Old Mill Shopping Center ("Old Mill") for a selling price of $5,900,000. Net Proceeds from this transaction amounted to $5,661,700, which was net of closing expenses. The Partnership recorded a loss of $332,800 for the year ended December 31, 1998. During the years prior to 1998, the Partnership recorded provisions for value impairment totaling $4,000,000 on Old Mill. The Partnership distributed $5,635,000 or $80.50 per Unit on November 30, 1998 to Limited Partners of record as of June 17, 1998.

The above sale, with the exception of post-sale matters, was an all-cash transaction, with no further involvement on the part of the Partnership.


                                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1998




     Column A                        Column C                    Column D                              Column E
------------------           ------------------------    -------------------------      --------------------------------------


                                   Initial cost              Costs capitalized                  Gross amount at which
                                to Partnership (1)       subsequent to acquisition            carried at close of period
                             ------------------------    -------------------------      --------------------------------------
                                            Buildings                                                Buildings
                                               and                                                      and
                                            Improve-       Improve-      Carrying                    Improve-
   Description                   Land         ments         ments        Costs (2)         Land        ments      Total (3)(4)
------------------           -----------  -----------    ----------      ---------      ----------  -----------   ------------
Shopping Center:

Walker Springs Plaza
  Shopping Center
  (Knoxville, TN)            $1,756,800   $ 4,440,200    $1,148,800       $ 98,400      $1,784,700  $ 5,659,500   $ 7,444,200

Office Building:
----------------

Brookwood Metroplex
  Office Buildings I & II
  (Birmingham, AL)            2,188,100    11,595,100     3,460,800         81,200       2,201,200   14,374,000    16,575,200 (5)
                             ----------   -----------    ----------       --------      ----------  -----------   -----------

                             $3,944,900   $16,035,300    $4,609,600       $179,600      $3,985,900  $20,033,500   $24,019,400
                             ==========   ===========    ==========       ========      ==========  ===========   ===========

Column B - Not Applicable.


     Column A                  Column F      Column G     Column H        Column I
------------------            -----------   ----------   ---------     --------------
                                                                          Life on
                                                                           which
                                                                         deprecia-
                                                                        tion in lat-
                                 Accumu-                                 est income
                                  lated      Date of                    statements
                                Deprecia-    construc-      Date          is com-
   Description                  tion (3)       tion       Acquired         puted
------------------            -----------   ----------   ---------     --------------
Shopping Center:

Walker Springs Plaza
  Shopping Center                                                           35 (6)
  (Knoxville, TN)              $2,471,600     1972       Dec. 1983        3 - 7 (7)

Office Building:
----------------

Brookwood Metroplex
  Office Buildings I & II                                                   35 (6)
  (Birmingham, AL)              7,137,800     1975       Aug. 1983        2 - 13 (7)
                               ----------

                               $9,609,400
                               ==========

                 See accompanying notes on the following page

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             NOTES TO SCHEDULE III

Note 1. Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3. The following is a reconciliation of activity in Columns E and F.



                                                                      Years Ended
                   -------------------------------------------------------------------------------------------------------------
                                   December 31, 1998                  December 31, 1997                  December 31, 1996
                   -------------------------------------       ----------------------------           --------------------------
                                             Accumulated                        Accumulated                         Accumulated
                             Cost            Depreciation           Cost        Depreciation            Cost        Depreciation
                   -------------------      -------------      -----------      ------------         -----------    ------------
Balance
  at the
  beginning
  of the year        $ 33,709,500           $ 12,642,700       $ 34,303,900      $ 11,934,300         $ 35,610,800   $ 11,217,400

Additions
  during the
  year:

Improvements               81,800                                   405,600                                393,100

Provision for
  depreciation                                   744,100                              708,400                             716,900

Deductions
  during the
  year:

Basis
  of disposed
  real property        (9,771,900)

Accumulated
  depreciation
  on disposed
  real property                               (3,777,400)

Provisions
  for value
  impairment                                                     (1,000,000)                            (1,700,000)
                     ------------           ------------       ------------      ------------         ------------   ------------
Balance at
  the end of
  the year           $ 24,019,400           $  9,609,400       $ 33,709,500      $ 12,642,700         $ 34,303,900   $ 11,934,300
                     ============           ============       ============      ============         ============   ============

Note 4. The aggregate cost for federal income tax purposes at December 31, 1998 was $24,769,400.

Note 5. Includes provisions for value impairment.

Note 6. Estimated useful life for building.

Note 7. Estimated useful life for improvements.