Form 10-Q
period 1999-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1999-05-12
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   March 31, 1999
                         -------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   --------------------    ---------------------

Commission File Number                            0-12537
                       ---------------------------------------------------------


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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1999      December 31,
                                                 (Unaudited)      1998
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 3,985,900  $ 3,985,900
 Buildings and improvements                       20,064,600   20,033,500
--------------------------------------------------------------------------
                                                  24,050,500   24,019,400
Accumulated depreciation and amortization         (9,781,500)  (9,609,400)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   14,269,000   14,410,000
Cash and cash equivalents                          1,971,000    2,392,000
Investments in debt securities                     3,241,100    3,243,600
Rents receivable                                     110,600       95,200
Other assets                                             300        1,100
--------------------------------------------------------------------------
                                                 $19,592,000  $20,141,900
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   171,200  $   353,900
 Due to Affiliates, net                               46,000       56,600
 Distributions payable                               427,800      427,800
 Security deposits                                    33,200       31,600
 Other liabilities                                     3,000       14,300
--------------------------------------------------------------------------
                                                     681,200      884,200
--------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (30,300)     (30,300)
 Limited Partners (70,000 Units issued and
  outstanding)                                    18,941,100   19,288,000
--------------------------------------------------------------------------
                                                  18,910,800   19,257,700
--------------------------------------------------------------------------
                                                 $19,592,000  $20,141,900
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1998                           $ (27,000) $25,340,000  $25,313,000
Net income for the year ended December
 31, 1998                                    183,400    1,263,000    1,446,400
Distributions for the year ended December
 31, 1998                                   (186,700)  (7,315,000)  (7,501,700)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                        (30,300)  19,288,000   19,257,700
Net income for the quarter ended March
 31, 1999                                     42,800       38,100       80,900
Distributions for the quarter ended
 March 31, 1999                              (42,800)    (385,000)    (427,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1999                            $ (30,300) $18,941,100  $18,910,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                             1999      1998
------------------------------------------------------------------------------
Income:
 Rental                                                    $482,800 $1,197,700
 Interest                                                    62,400     72,700
------------------------------------------------------------------------------
                                                            545,200  1,270,400
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              172,100    185,600
 Property operating:
  Affiliates                                                 11,000     53,400
  Nonaffiliates                                              95,900    176,800
 Real estate taxes                                           80,000    134,000
 Insurance--Affiliate                                         6,600     12,700
 Repairs and maintenance                                     79,700    107,600
 General and administrative:
  Affiliates                                                  8,100      8,200
  Nonaffiliates                                              10,900     36,900
Provision for value impairment                                         350,000
------------------------------------------------------------------------------
                                                            464,300  1,065,200
------------------------------------------------------------------------------
Net income                                                 $ 80,900 $  205,200
------------------------------------------------------------------------------
Net income allocated to General Partners                   $ 42,800 $   47,100
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 38,100 $  158,100
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   0.54 $     2.26
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999        1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   80,900  $   205,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for value impairment                                       350,000
  Depreciation and amortization                           172,100      185,600
  Changes in assets and liabilities:
   (Increase) in rents receivable                         (15,400)     (22,800)
   Decrease in other assets                                   800        3,000
   (Decrease) in accounts payable and accrued expenses   (182,700)    (336,100)
   (Decrease) increase in due to Affiliates               (10,600)      26,700
   (Decrease) in other liabilities                        (11,300)     (30,400)
-------------------------------------------------------------------------------
    Net cash provided by operating activities              33,800      381,200
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (31,100)     (18,100)
 Decrease (increase) in investments in debt
  securities, net                                           2,500   (1,200,500)
-------------------------------------------------------------------------------
    Net cash (used for) investing activities              (28,600)  (1,218,600)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (427,800)    (505,600)
 Increase (decrease) in security deposits                   1,600       (8,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities             (426,200)    (513,600)
-------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents              (421,000)  (1,351,000)
Cash and cash equivalents at the beginning of the
 period                                                 2,392,000    5,353,200
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $1,971,000  $ 4,002,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The Partnership has two tenants who occupy 21% of the Partnership's rental properties. These tenants occupied 11% and 10% of the Partnership's rentable space, respectively.

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

Investments in debt securities at March 31, 1999 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

Reference is made to the Partnership's annual report for the year ended December 31, 1998 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2.RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1999 and 1998, the General Partners' were paid a Partnership Management Fee and allocated Net Profits of $42,800 and $50,600, respectively. In addition, for the three months ended March 31, 1998, the General Partners were allocated a (loss) from a provision for value impairment of $(3,500).

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1999 were as follows:

                                                 Paid   Payable
---------------------------------------------------------------
Property and asset management and leasing fees  $18,300 $ 6,200
Reimbursement of property insurance premiums      6,600    None
Real estate commission (a)                         None  37,700
Legal                                             2,300    None
Reimbursement of expenses, at cost:
 --Accounting                                     5,600   1,300
 --Investor communications                        3,600     800
---------------------------------------------------------------
                                                $36,400 $46,000
---------------------------------------------------------------

(a) As of March 31, 1999, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

3.PROVISION FOR VALUE IMPAIRMENT:

During the three months ended March 31, 1998, market conditions indicated that the Partnership would not realize its carrying basis upon the sale of Old Mill Shopping Center ("Old Mill"). Accordingly, the Partnership recorded a provision for value impairment in the amount of $350,000. The sale of Old Mill was consummated in June 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

OPERATIONS

The table below is a recap of certain operating results of each of the Partnership's properties for the quarters ended March 31, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.\

                               Comparative
                            Operating Results
                               (a) For the
                             Quarters Ended
                            3/31/99   3/31/98
----------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
Rental revenues             $259,000  $683,100
----------------------------------------------
Property net (loss) income  $(60,600) $247,800
----------------------------------------------
Average occupancy                33%       99%
----------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues             $223,800  $257,100
----------------------------------------------
Property net income         $ 98,200  $120,500
----------------------------------------------
Average occupancy                75%      100%
----------------------------------------------
OLD MILL PLACE SHOPPING CENTER (B)
----------------------------------------------
Rental revenues                       $257,600
----------------------------------------------
Property net income                   $159,500
----------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Old Mill Place Shopping Center ("Old Mill") was sold on June 17, 1998.

Net income decreased by $124,300 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily the result of diminished operating results at Brookwood Metroplex Office Buildings I & II ("Brookwood") and Walker Springs Plaza Shopping Center ("Walker Springs"). Also contributing to the decrease was the absence of results in 1999 due to the 1998 sale of Old Mill. The decrease was partially offset by a provision for value impairment recorded on Old Mill during 1998.

Net income, exclusive of the effects of Old Mill, decreased by $314,800 for the quarter ended March 31, 1999 when compared to the quarter ended March 31, 1998. The decrease was primarily due to diminished operating results at Brookwood and Walker Springs.

The following comparative discussion excludes the operating results of Old
Mill.

Rental revenues decreased by $457,400 or 48.6% for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due a decrease in base rents, which was due to a decline in occupancy at Brookwood. On December 31, 1998, a tenant who occupied a significant portion of the rentable space at Brookwood vacated at the expiration of their lease. The decrease was also due to a decrease in base rents at Walker Springs due to a decrease in occupancy.

Repairs and maintenance expense decreased by $22,100 for the three-month periods under comparison. The decrease was primarily the result of a decrease in cleaning expenses at Brookwood, which was due to the significant decline in occupancy.

Property operating expenses decreased by $85,100 for the quarter ended March 31, 1999 when compared to the quarter ended March 31, 1999. The decrease was primarily due to a decrease in management fees and utilities at Brookwood, which was due to the significant decrease in occupancy.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income during a fiscal year, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

                                                     Comparative Cash Flow
                                                        Results For the
                                                        Quarters Ended
                                                      3/31/99     3/31/98
----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 253,000  $   740,800
Items of reconciliation:
 (Increase) in current assets                          (14,600)     (19,800)
 (Decrease) in current liabilities                    (204,600)    (339,800)
----------------------------------------------------------------------------
Net cash provided by operating activities            $  33,800  $   381,200
----------------------------------------------------------------------------
Net cash (used for) investing activities             $ (28,600) $(1,218,600)
----------------------------------------------------------------------------
Net cash (used for) financing activities             $(426,200) $  (513,600)
----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $487,800 for the three months ended March 31, 1999 when compared to three months ended March 31, 1998 was primarily due to the decrease in net income, exclusive of depreciation, amortization and provisions for value impairment, as previously discussed.

The decrease in the Partnership's cash position of $421,000 for the three months ended March 31, 1999 was primarily the result of distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1999 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $347,400 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to diminished operating results, as previously discussed. The decrease was partially offset by the timing of the payment of certain expenses at Old Mill and Brookwood.

Net cash used for investing activities decreased by $1,190,000 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to the net maturity of amounts invested in debt securities. Investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1999, the Partnership spent $31,100 for capital and tenant improvements and leasing costs. Amounts to be spent for building and tenant improvements and leasing costs during 1999 depend to a large extent on the retenanting issues at Brookwood and Walker Springs, as discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for disposition.

A tenant occupying approximately 67% of the rentable square footage at Brookwood did not exercise its option to renew its lease on December 31, 1998 and vacated the property. Retenanting Brookwood will require a significant amount of capital and will take an extended period of time. The Managing General Partner is currently pursuing new tenants for the vacated space. During this process, the Managing General Partner is evaluating local and regional market conditions for the potential sale of the property. During 1999, Cash Flow (as defined in the Partnership Agreement) generated by Brookwood will be severely reduced.

Walker Springs currently has approximately 44,000 square feet of vacant space. The Partnership is currently in the process of attempting to locate one or two suitable tenants to bring the occupancy to 100%. There can be no assurance that the Partnership will be successful in its efforts. Results at Walker Springs were adversely impacted during 1998 and will continue to be in 1999 until a new tenant(s) can be secured to occupy the available space. The securing of a new tenant(s) could result in substantial tenant improvement costs.

The decrease in net cash used for financing activities of $87,400 for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 was primarily due to a decrease in distributions of Cash Flow (as defined by the Partnership Agreement) to Partners.

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

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for other clients. The Managing General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that are being taken to assure that there will be no serious interruption of the operations of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the three months ended March 31, 1999, the Partnership utilized its current Cash Flow (as defined in the Partnership Agreement) plus $174,700 of previously established working capital reserves to fund the quarterly distribution to Partners.

Distributions to Limited Partners for the quarter ended March 31, 1999 were declared in the amount of $385,000, or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves, including the costs associated with the re-tenanting of Brookwood and Walker Springs, to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash available for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
------       --------------------------------

        (a)  Exhibits: None

        (b)  Reports on Form 8-K:

             There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                           By:  FIRST CAPITAL FINANCIAL CORPORATION
                                MANAGING GENERAL PARTNER

Date: May 13, 1999         By: /s/ DOUGLAS CROCKER II
      ------------            ----------------------------------------------
                                   DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date: May 13, 1999         By: /s/ NORMAN M. FIELD
      ------------            ----------------------------------------------
                                   NORMAN M. FIELD
                              Vice President - Finance and Treasurer