Form 10-Q
period 1999-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1999-08-13
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended                  June 30, 1999
                              -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                     -------------------      ------------------

     Commission File Number                            0-12537
                                     ___________________________________________


              First Capital Income Properties, Ltd. - Series VIII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Florida                                                 59-2192277
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 700, Chicago, Illinois           60606-2607
-------------------------------------------------------     --------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1999      December 31,
                                                 (Unaudited)      1998
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 3,985,900  $ 3,985,900
 Buildings and improvements                       20,343,900   20,033,500
-------------------------------------------------------------------------------
                                                  24,329,800   24,019,400
 Accumulated depreciation and amortization        (9,946,900)  (9,609,400)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   14,382,900   14,410,000
Cash and cash equivalents                            595,000    2,392,000
Investments in debt securities                     4,302,300    3,243,600
Rents receivable, net                                 15,800       95,200
Other assets                                                        1,100
-------------------------------------------------------------------------------
                                                 $19,296,000  $20,141,900
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   291,500  $   353,900
 Due to Affiliates                                    44,900       56,600
 Distributions payable                               427,800      427,800
 Security deposits                                    63,400       31,600
 Other liabilities                                     4,200       14,300
-------------------------------------------------------------------------------
                                                     831,800      884,200
-------------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (53,800)     (30,300)
 Limited Partners (70,000 Units issued and
  outstanding)                                    18,518,000   19,288,000
-------------------------------------------------------------------------------
                                                  18,464,200   19,257,700
-------------------------------------------------------------------------------
                                                 $19,296,000  $20,141,900
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1998                                      $ (27,000) $25,340,000  $25,313,000
Net income for the year ended December
 31, 1998                                    183,400    1,263,000    1,446,400
Distributions for the year ended December
 31, 1998                                   (186,700)  (7,315,000)  (7,501,700)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                        (30,300)  19,288,000   19,257,700
Net income for the six months ended June
 30, 1999                                     62,100           --       62,100
Distributions for the six months ended
 June 30, 1999                               (85,600)    (770,000)    (855,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30,
 1999                                      $ (53,800) $18,518,000  $18,464,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1999        1998
--------------------------------------------------------------------------
Income:
 Rental                                              $ 473,500  $1,100,500
 Interest                                               56,100      84,400
 Gain on sale property                                              11,800
--------------------------------------------------------------------------
                                                       529,600   1,196,700
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         165,400     187,900
 Property operating:
  Affiliates                                            17,700      75,600
  Nonaffiliates                                        131,900     127,700
 Real estate taxes                                      80,000     123,200
 Insurance--Affiliate                                    6,600         100
 Repairs and maintenance                               106,500     118,100
 General and administrative:
  Affiliates                                             6,700       3,700
  Nonaffiliates                                         33,600      27,400
--------------------------------------------------------------------------
                                                       548,400     663,700
--------------------------------------------------------------------------
Net (loss) income                                    $ (18,800) $  533,000
--------------------------------------------------------------------------
Net income allocated to General Partners             $  19,300  $   50,600
--------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $ (38,100) $  482,400
--------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (70,000 Units outstanding)                     $   (0.54) $     6.89
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $  956,300 $2,298,200
 Interest                                             118,500    157,100
------------------------------------------------------------------------
                                                    1,074,800  2,455,300
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        337,500    373,500
 Property operating:
  Affiliates                                           28,700    129,000
  Nonaffiliates                                       227,800    304,500
 Real estate taxes                                    160,000    257,200
 Insurance--Affiliate                                  13,200     12,800
 Repairs and maintenance                              186,200    225,700
 General and administrative:
  Affiliates                                           14,800     11,900
  Nonaffiliates                                        44,500     64,300
 Loss on sale of property                                        338,200
------------------------------------------------------------------------
                                                    1,012,700  1,717,100
------------------------------------------------------------------------
Net income                                         $   62,100 $  738,200
------------------------------------------------------------------------
Net income allocated to General Partners           $   62,100 $   97,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $        0 $  640,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     0.00 $     9.15
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $    62,100  $   738,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            337,500      373,500
  Loss on sale of property                                              338,200
  Changes in assets and liabilities:
  Decrease in rents receivable                              79,400       35,000
  Decrease in other assets                                   1,100       10,400
  (Decrease) in accounts payable and accrued expenses      (62,400)    (291,300)
  (Decrease) increase in due to Affiliates                 (11,700)      25,500
  (Decrease) in other liabilities                          (10,100)     (30,200)
--------------------------------------------------------------------------------
   Net cash provided by operating activities               395,900    1,199,300
--------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities           (1,058,700)    (402,200)
 Proceeds from sale of property                                       5,656,300
 Payments for capital and tenant improvements             (310,400)     (70,700)
--------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                          (1,369,100)   5,183,400
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (855,600)  (1,011,100)
 Increase (decrease) in security deposits                   31,800      (26,700)
--------------------------------------------------------------------------------
   Net cash (used for) financing activities               (823,800)  (1,037,800)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (1,797,000)   5,344,900
Cash and cash equivalents at the beginning of the
 period                                                  2,392,000    5,353,200
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $   595,000  $10,698,100
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

Investments in debt securities at June 30, 1999 are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1998 statements in order to provide comparability with the 1999 statements. These reclassifications had no effect on net income or Partners capital (deficit).

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1999 the General Partners were paid a Partnership Management Fee of $42,800 and $85,600, respectively. For the quarter and six months ended June 30, 1999 the General Partners were allocated Net Profits of $19,300 and $62,100, respectively. For the quarter and six months ended June 30, 1998 the General Partners were paid a Partnership Management Fee and allocated Net Profits of $50,500 and $101,100, respectively. In addition, the General Partners were allocated a (loss) on the sale of property of $(3,400) for the six months ended June 30, 1998 and a gain on the sale of property of $100 for the quarter ended June 30, 1998.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                                   Paid
                                              ---------------
                                                        Six
                                              Quarter Months  Payable
---------------------------------------------------------------------
Property management and leasing fees          $24,800 $43,100 $ 3,500
Reimbursement of property insurance premiums    6,600  13,200    None
Real estate commission (a)                       None    None  37,700
Legal                                           6,500   8,800    None
Reimbursement of expenses, at cost:
 --Accounting                                   2,700   8,300   2,300
 --Investor communications                      2,500   6,100   1,400
---------------------------------------------------------------------
                                              $43,100 $79,500 $44,900
---------------------------------------------------------------------

The variance between the amounts listed on this table and the Statement of Income and Expenses is due to capitalized improvement costs.

(a) As of June 30, 1999, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            ------------------------------------------
                             For the Quarters     For the Six Months
                                  Ended                 Ended
                            -------------------  ---------------------
                             6/30/99   6/30/98    6/30/99    6/30/98
-----------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDING
Rental revenues             $ 244,700  $611,900  $ 503,700  $1,295,000
-----------------------------------------------------------------------
Property net (loss) income  $(107,700) $178,500  $(168,300) $  426,300
-----------------------------------------------------------------------
Average occupancy                  45%       99%        39%         99%
-----------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues             $ 228,700  $253,100  $ 452,500  $  510,200
-----------------------------------------------------------------------
Property net income         $  72,900  $119,500  $ 171,100  $  240,000
-----------------------------------------------------------------------
Average occupancy                  73%       84%        73%         92%
-----------------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER (B)
Rental revenues                        $235,400             $  493,000
-----------------------------------------------------------------------
Property net income                    $169,800             $  329,300
-----------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) This property was sold in June 1998. Property net income excludes a gain on sale of $11,800 for the quarter ended June 30, 1998 and a loss on sale of $338,200 for the six months ended June 30, 1998.

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and six-month periods ended June 30, 1999 and 1998.

Net income decreased by $676,100 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily due to the diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs") and Brookwood Metroplex Office Buildings I & II ("Brookwood"). In addition the decrease was due to the absence of 1999 operating results from Old Mill due to its 1998 sale. The decrease was partially offset by the loss on sale of Old Mill recorded in 1998.

Net income (loss) changed from $533,000 for the quarter ended June 30, 1998 to $(18,800) for the quarter ended June 30, 1999. The change was primarily due to diminished operating results at Brookwood and Walker Springs. The decrease was also due to the 1999 absence of results from Old Mill due to its 1998 sale.

Net income, exclusive of Old Mill, for the quarter and six months ended June 30, 1998 was $351,400 and $747,100. Net (loss) income, exclusive of Old Mill, for the quarter and six months ended June 30, 1999 was $(18,800) and $62,100.

The following comparative discussion excludes the operating results of Old
Mill.

Rental revenues decreased by $391,600 or 45.3%, and $849,000 or 47.0%, for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998. The decreases were primarily due to a decrease in base rents, which was due to a decline in the average occupancy at Brookwood. On December 31, 1998, a tenant who occupied a significant portion of the rentable space at Brookwood vacated at the expiration of their lease. The decreases were also due to a decrease in base rents at Walker Springs due to a decrease in occupancy. The Partnership has made progress in re-tenanting Brookwood and expects rental revenues to gradually improve through the last six months of 1999 and the first six months of 2000.

Repair and maintenance expenses decreased by $6,300 and $28,300 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998. The decreases were primarily due to a decrease in cleaning costs at Brookwood, which was due to the significant decline in occupancy. The decreases were partially offset by an increase in repairs and preventive maintenance to the roof at Walker Springs.

Property operating expenses decreased by $29,600 and $114,700 for the quarterly and six-month periods under comparison, respectively. The decreases were primarily due to decreases in management fees and utilities at Brookwood, which was due to the significant decline in occupancy. The decreases were also due to the vacancy of the property manager position at Brookwood.

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

                                                       Comparative Cash Flow
                                                        Results For the Six
                                                           Months Ended
                                                      ------------------------
                                                        6/30/99      6/30/98
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                           $   399,600  $ 1,449,900
Items of reconciliation:
 Decrease in current assets                                80,500       45,400
 (Decrease) in current liabilities                        (84,200)    (296,000)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $   395,900  $ 1,199,300
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(1,369,100) $ 5,183,400
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $  (823,800) $(1,037,800)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,050,300 for the six months ended June 30, 1999 when compared to six months ended June 30, 1998 was primarily due to the decrease in net income, exclusive of depreciation, amortization and loss on sale of property, as previously discussed.

The decrease in the Partnership's cash position of $1,797,000 for the six months ended June 30, 1999 was primarily the result of a net increase in investments in debt securities. In addition, distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeded net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments debt securities, of the Partnership as of June 30, 1999 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $803,400 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily due to diminished operating results, as previously discussed. The decrease was partially offset by the timing of the payment of certain expenses at Old Mill and Brookwood.

Net cash provided by (used for) investing activities changed from $5,183,400 for the six months ended June 30, 1998 to $(1,369,100) for the six months ended June 30, 1999. The change was primarily due to the 1998 receipt of proceeds from the sale of Old Mill. In addition, the Partnership increased its investments in debt securities by a greater amount during the six months ended June 30, 1999, as compared to the comparable period in 1998. Investments in debt securities are a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes and prior to distribution to Partners. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1999, the Partnership spent $310,400 for capital and tenant improvements and leasing costs. Amounts to be spent for building and tenant improvements and leasing costs during the remainder of 1999 depend to a large extent on the retenanting activities at Brookwood and Walker Springs, as discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

A tenant occupying approximately 67% of the rentable square footage at Brookwood did not exercise its option to renew its lease on December 31, 1998 and vacated the property. Re-tenanting Brookwood will require a significant amount of capital and will take an extended period of time. The Managing General Partner has been successful in securing some tenants for the property and is currently pursuing additional tenants for the remaining vacated space. During this process, the Managing General Partner is evaluating local and regional market conditions for the potential sale of the property. During 1999, Cash Flow (as defined in the Partnership Agreement) from Brookwood has been and is expected to continue to be adversely impacted.

Walker Springs currently has approximately 44,000 or 27% square feet of vacant space. The Partnership is currently in the process of attempting to locate one or two suitable tenants to restore the occupancy to 100%. There can be no assurance that the Partnership will be successful in its efforts. Operating results at Walker Springs were adversely impacted during 1998 and will continue to be in 1999 until a new tenant(s) can be secured to occupy the available space. The securing of a new tenant(s) could result in substantial tenant improvement costs.

The decrease in net cash used for financing activities of $214,000 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was primarily due to a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) to Partners.

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

The Partnership has not formulated a written contingency plan. However, the Managing General Partner believes that based on the size of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the six months ended June 30, 1999, the Partnership utilized its current Cash Flow (as defined in the Partnership Agreement) plus $456,000 of previously established working capital reserves to fund the two quarterly distributions to Partners during 1999.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended June 30, 1999 were declared in the amount of $385,000, or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER

Date: August 13, 1999    By:  /s/  DOUGLAS CROCKER II
      ---------------         --------------------------------------
                                   DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date: August 13, 1999    By: /s/  NORMAN M. FIELD
      ---------------        ---------------------------------------
                                  NORMAN M. FIELD
                             Vice President - Finance and Treasurer