Form 10-Q
period 1999-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 1999-11-12
CIK 703482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended    September 30, 1999
                              --------------------------------------
                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _______

        Commission File Number               0-12537
                              --------------------------------------

              First Capital Income Properties, Ltd. - Series VIII
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                              59-2192277
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
-------------------------------------------------------     -------------------
       (Address of principal executive offices)                  (Zip Code)

                                 (312) 207-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ----       ----
Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated July 28, 1982, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1999       December 31,
                                                  (Unaudited)       1998
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  3,985,900   $ 3,985,900
 Buildings and improvements                        21,256,600    20,033,500
----------------------------------------------------------------------------
                                                   25,242,500    24,019,400
 Accumulated depreciation and amortization        (10,138,700)   (9,609,400)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    15,103,800    14,410,000
Cash and cash equivalents                             443,800     2,392,000
Investments in debt securities                      3,296,600     3,243,600
Rents receivable                                       28,500        95,200
Other assets                                           45,100         1,100
----------------------------------------------------------------------------
                                                 $ 18,917,800   $20,141,900
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    381,300   $   353,900
 Due to Affiliates, net                                46,700        56,600
 Distributions payable                                427,800       427,800
 Security deposits                                     61,800        31,600
 Other liabilities                                                   14,300
----------------------------------------------------------------------------
                                                      917,600       884,200
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (132,800)      (30,300)
 Limited Partners (70,000 Units issued and
  outstanding)                                     18,133,000    19,288,000
----------------------------------------------------------------------------
                                                   18,000,200    19,257,700
----------------------------------------------------------------------------
                                                 $ 18,917,800   $20,141,900
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1998                                      $ (27,000) $25,340,000  $25,313,000
Net income for the year ended December
 31, 1998                                    183,400    1,263,000    1,446,400
Distributions for the year ended December
 31, 1998                                   (186,700)  (7,315,000)  (7,501,700)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                        (30,300)  19,288,000   19,257,700
Net income for the nine months ended
 September 30, 1999                           25,900           --       25,900
Distributions for the nine months ended
 September 30, 1999                         (128,400)  (1,155,000)  (1,283,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1999                                  $(132,800) $18,133,000  $18,000,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999      1998
----------------------------------------------------------------------------
Income:
 Rental                                                   $494,100  $834,600
 Interest                                                   58,600   149,500
----------------------------------------------------------------------------
                                                           552,700   984,100
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                             191,800   186,900
 Property operating:
  Affiliates                                                19,200    43,600
  Nonaffiliates                                            150,700   150,900
 Real estate taxes                                          80,000    85,100
 Insurance--Affiliate                                        6,800    16,100
 Repairs and maintenance                                   101,400   108,700
 General and administrative:
  Affiliates                                                 8,900     5,600
  Nonaffiliates                                             30,100    20,700
 Additional expenses of sale of property                               1,100
----------------------------------------------------------------------------
                                                           588,900   618,700
----------------------------------------------------------------------------
Net (loss) income                                         $(36,200) $365,400
----------------------------------------------------------------------------
Net (loss) income allocated to General Partners           $(36,200) $ 42,800
----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners           $      0  $322,600
----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                               $   0.00  $   4.61
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,450,400 $3,132,800
 Interest                                             177,100    306,600
------------------------------------------------------------------------
                                                    1,627,500  3,439,400
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        529,300    560,400
 Property operating:
  Affiliates                                           47,900    172,600
  Nonaffiliates                                       378,500    455,400
 Real estate taxes                                    240,000    342,300
 Insurance--Affiliate                                  20,000     28,900
 Repairs and maintenance                              287,600    334,400
 General and administrative:
  Affiliates                                           23,700     17,500
  Nonaffiliates                                        74,600     85,000
 Loss on sale of property                                        339,300
------------------------------------------------------------------------
                                                    1,601,600  2,335,800
------------------------------------------------------------------------
Net income                                         $   25,900 $1,103,600
------------------------------------------------------------------------
Net income allocated to General Partners           $   25,900 $  140,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $        0 $  963,100
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $     0.00 $    13.76
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $    25,900  $ 1,103,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            529,300      560,400
  Loss on sale of property                                              339,300
  Changes in assets and liabilities:
  Decrease in rents receivable                              66,700       59,000
  (Increase) decrease in other assets                      (44,000)      10,100
  Increase (decrease) in accounts payable and accrued
   expenses                                                 27,400     (215,600)
  (Decrease) increase in due to Affiliates                  (9,900)       8,100
  (Decrease) in other liabilities                          (14,300)     (29,700)
--------------------------------------------------------------------------------
   Net cash provided by operating activities               581,100    1,835,200
--------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities, net         (53,000)  (2,401,100)
 Proceeds from sale of property                                       5,655,200
 Payments for capital and tenant improvements           (1,223,100)     (69,800)
--------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                          (1,276,100)   3,184,300
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,283,400)  (1,516,700)
 Increase (decrease) in security deposits                   30,200      (26,800)
--------------------------------------------------------------------------------
   Net cash (used for) financing activities             (1,253,200)  (1,543,500)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (1,948,200)   3,476,000
Cash and cash equivalents at the beginning of the
 period                                                  2,392,000    5,353,200
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $   443,800  $ 8,829,200
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The Partnership has two tenants who occupy 21% of the Partnership's rental properties. These tenants occupied 11% and 10% of the Partnership's rentable space, respectively. In addition, the Partnership has entered into an agreement, effective on February 1, 2000, to lease 17% of the Partnership's rentable space to another tenant.

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

Investments in debt securities at September 30, 1999 are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1999, the General Partners were paid a Partnership Management Fee of $42,800 and $128,400, respectively. For the quarter and nine months ended September 30, 1999 the General Partners were allocated Net (Losses) Profits of $(36,200) and $25,900, respectively. For the quarter and nine months ended September 30, 1998, the General Partners were paid Cash Flow (as defined in the Partnership Agreement), and allocated Net Profits of $42,800 and $143,600, respectively. In addition, the General Partners were allocated a loss on the sale of property of $(3,400) for the nine months ended September 30, 1998.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                                     Paid
                                               ----------------
                                                                Payable
                                                         Nine
                                               Quarter  Months
-----------------------------------------------------------------------
 Property management and leasing fees          $18,400 $ 61,500 $ 6,300
 Reimbursement of property insurance premiums    6,800   20,000    None
 Real estate commission (a)                       None     None  37,700
 Legal                                          48,600   57,400    None
 Reimbursement of expenses, at cost:
 --Accounting                                    5,100   13,400   2,000
 --Investor communications                       4,000   10,100     700
-----------------------------------------------------------------------
                                               $82,900 $162,400 $46,700
-----------------------------------------------------------------------

(a) As of September 30, 1999, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of a property. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

The variance between amounts in this table and the Statement of Income and Expense are due to capitalized legal costs.

On-site property management for the Partnership's office property is provided by an Affiliate of the Managing General Partner and for its retail shopping center by a third-party management group both for 3% of gross rents received from the properties. The Affiliate and the third-party property management groups are entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to third parties.

3. COMMITMENTS:

The Partnership has entered into various construction contracts or has made commitments in leases to reimburse tenants for construction costs. In addition, the Partnership is obligated to pay leasing commissions. These commitments are related to the re-tenanting of Brookwood. Total commitments as of September 30, 1999 are approximately $1,200,000.

4. SUBSEQUENT EVENT:

The Partnership has entered into an agreement to sell Brookwood Metroplex Office Building. The contract contains provisions, which if not satisfied would allow the purchaser to elect not to consummate the transaction. There can be no assurance that the transaction contemplated by this agreement will be consummated. However, failure on the purchaser's part to close this transaction, absent seller default or its failure to satisfy its obligations, would result in the forfeiture of earnest money in favor of the Partnership. The transaction contemplated by the contract contains provisions that provide for the purchaser to assume the commitments referred to in Note 3 and repay the Partnership for certain costs related to the re-tenanting of Brookwood previously incurred, which were approximately $800,000 as of September 30, 1999.

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            ------------------------------------------
                             For the Quarters    For the Nine Months
                                  Ended                 Ended
                            -------------------  ---------------------
                             9/30/99   9/30/98    9/30/99    9/30/98
----------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDING
Rental revenues             $ 276,800  $607,500  $ 780,500  $1,902,500
----------------------------------------------------------------------
Property net (loss) income  $(137,400) $168,900  $(305,700) $  595,200
----------------------------------------------------------------------
Average occupancy                 47%       98%        41%         99%
----------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues             $ 219,900  $219,400  $ 672,400  $  729,600
----------------------------------------------------------------------
Property net income         $  84,200  $ 77,300  $ 255,300  $  317,300
----------------------------------------------------------------------
Average occupancy                 72%       73%        73%         85%
----------------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER (B)
Rental revenues             $  (2,500) $  7,800  $  (2,500) $  500,800
----------------------------------------------------------------------
Property net (loss) income  $  (2,500) $ (3,100) $  (2,500) $  326,200
----------------------------------------------------------------------

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

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and nine months ended September 30, 1999 and 1998.

Net income decreased by $1,077,700 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily due diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs") and Brookwood Metroplex Office Building ("Brookwood"). In addition, the decrease was due to the absence of 1999 operating results from Old Mill resulting from its 1998 sale. The decrease was partially offset by the loss on sale of Old Mill recognized in 1998.

Net income (loss) changed from $365,400 for the quarter ended September 30, 1998 to $(36,200) for the quarter ended September 30, 1999. The change was primarily due to diminished operating results at Brookwood. The decrease was also due a decrease in interest income earned on the Partnership's short-term investments which was due to the investment of proceeds from the sale of Old Mill prior to their distribution to Limited Partners in November 1998.

The following comparative discussion excludes the results of Old Mill.

Rental revenues decreased by $330,200 or 40% and $1,179,200 or 45% for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The decreases were primarily due to a decrease in base rents, which was due to a decline in the average occupancy at Brookwood. On December 31, 1998, a tenant who occupied a significant portion of the rentable space at Brookwood vacated upon the expiration of their lease. The decrease for the nine-month periods under comparison was also due to a decrease in base rents at Walker Springs, due to a decrease in occupancy. The Partnership has made substantial progress in re-tenanting Brookwood and expects rental revenues to gradually improve during the remainder of 1999 and into 2000.

Real estate taxes decreased by $5,100 and $15,300 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The decreases were primarily due to a decrease in estimated expense for 1999 as opposed to 1998 at Walker Springs.

Repair and maintenance expenses decreased by $7,300 and $35,500 for the quarterly and nine-month periods under comparison, respectively. The decreases were primarily due to a decrease in cleaning costs at Brookwood, which was due to the significant decline in occupancy. The decrease for the nine-month period was partially offset by an increase in repairs and preventive maintenance to the roof at Walker Springs.

Property operating expenses decreased by $19,800 and $134,500 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The decreases were primarily due to decreases in management fees and utilities at Brookwood, which was due to the decline in occupancy. The decreases were also due to the vacancy in the property manager position at Brookwood.

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

                                                       Comparative Cash Flow
                                                       Results For the Nine
                                                           Months Ended
                                                      ------------------------
                                                        9/30/99      9/30/98
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   555,200  $ 2,003,300
Items of reconciliation:
Decrease in current assets                                 22,700       69,100
Increase (decrease) in current liabilities                  3,200     (237,200)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $   581,100  $ 1,835,200
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(1,276,100) $ 3,184,300
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,253,200) $(1,543,500)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,448,100 for the nine months ended September 30, 1999 when compared to nine months ended September 30, 1998 was primarily due to the decrease in net income, exclusive of depreciation, amortization and loss on sale of property, as discussed above.

The decrease in the Partnership's cash position of $1,948,200 for the nine months ended September 30, 1999 was primarily the result of distributions paid to Partners and expenditures made for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. In addition, the Partnership increased its investments in debt securities during the nine-month period. Liquid assets, including cash, cash equivalents and investments in debt securities, of the Partnership as of September 30, 1999 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $1,254,100 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily due to diminished operating results, as previously discussed. The decrease was partially offset by the timing of the payment of certain expenses at Old Mill and Brookwood.

Net cash provided by (used for) investing activities changed from $3,184,300 for the nine months ended September 30, 1998 to $(1,276,100) for the nine months ended September 30, 1999. The change was primarily due to the 1998 receipt of proceeds from the sale of Old Mill together with a significant increase in payments for capital and tenant improvements and leasing costs during 1999.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1999, the Partnership spent $1,223,100 for capital and tenant improvements and leasing costs. Amounts to be spent in the future depend to a large extent on the retenanting issues at Brookwood and Walker Springs, as discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

A tenant occupying approximately 67% of the rentable square footage at Brookwood did not exercise its option to renew its lease on December 31, 1998 and vacated the property. The re-tenanting of Brookwood is substantially complete, however, there are still significant amounts that need to be spent for capital and tenant improvements and leasing costs (see Note 3 of Notes to Financial Statements). As discussed in Note 4 of Notes to the Financial Statements, the Partnership has entered into an agreement to sell Brookwood. The contact to sell Brookwood includes a provision that enables the Partnership to transfer future liabilities related to the re-tenanting of Brookwood to purchaser. In addition, the contract provides for the Partnership to recover certain of the costs of re-tenanting that have been expended. As of September 30, 1999 the amount available to be recovered is approximately $800,000. There can be no assurance that the Partnership will consummate the transaction contemplated by the contract.

Walker Springs currently has approximately 45,000 square feet of vacant space or 28% of its rental space. The Partnership is currently in the process of attempting to locate suitable tenants to restore the occupancy. There can be no assurance that the Partnership will be successful in its efforts. Operating results at Walker Springs were adversely impacted during 1999 and will continue to be in 2000 until new tenants can be secured to occupy the available space. The securing of new tenants could result in substantial tenant improvement costs.

The investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The decrease in net cash used for financing activities of $290,300 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily the result of a decrease in distributions to Partners in line with reduced Cash Flow (as defined in the Partnership Agreement) as the Partnership sells its real estate investments.

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

While the Partnership has not formulated a written contingency plan, it has selected the Year 2000 compliant systems that it intends to use beginning in the Year 2000. The General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it will be able to carry out substantially all of its critical operations.

The Managing General Partner continues review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Brookwood and Walker Springs during the next several years. For the nine months ended September 30, 1999 the Partnership utilized its current Cash Flow (as defined in the Partnership Agreement) plus $728,200 of previously established working capital reserves to fund quarterly distributions to Partners during 1999.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended September 30, 1999 were declared in the amount of $385,000, or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES VIII

                             By:     FIRST CAPITAL FINANCIAL CORPORATION
                                     GENERAL PARTNER

Date:  November 10, 1999     By:     /s/     DOUGLAS CROCKER II
       -----------------             -------------------------------------
                                             DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 10, 1999     By:     /s/     NORMAN M. FIELD
       -----------------             -------------------------------------
                                             NORMAN M. FIELD
                                     Vice President - Finance and Treasurer