Form 10-K405
period 1999-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2000-03-29
CIK 703482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

                                ---------------

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
[X]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT
  OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

COMMISSION FILE NUMBER 0-12537

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                               59-2192277
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 TWO NORTH RIVERSIDE PLAZA, SUITE 700,                60606-2607
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 207-0020

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: LIMITED PARTNERSHIP
                                     UNITS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated July 28, 1982, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-78064), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX--PAGE A-1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

The registrant, First Capital Income Properties, Ltd.--Series VIII (the "Partnership") is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law. The Partnership sold 70,000 Limited Partnership Units (the "Units") to the public from August 1982 to December 1982, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-78064). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The Partnership was formed to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate, such as mortgage loans on real estate. From January 1983 to October 1984, the Partnership made six real property investments and purchased a 50% interest in a joint venture with an Affiliated partnership to acquire a 100% interest in certain real property. The Partnership's joint venture, prior to dissolution, was operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In addition, in April 1986 the Partnership purchased four mortgage loan investments. As of December 31, 1999:
1) the Partnership had sold or disposed of five real property investments; 2) the Partnership and its Affiliate dissolved the joint venture following the sale of the joint venture's real property investment and 3) all four of the mortgage loan investments were repaid to the Partnership.

Property management services for the Partnership's office building was provided by an Affiliate of the Managing General Partner. Property management services for the Partnership's shopping center is provided by a third party property Management Company. All services are provided for fees calculated as a percentage of gross rents received by the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The Property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 2000, there were no employees at the Partnership's properties.

ITEM 2. PROPERTIES (A)(B)

As of December 31, 1999, the Partnership owned the following property investment, which was owned in fee simple.

                                           Net Leasable  Number of
  Property Name             Location       Sq. Footage  Tenants (c)
-------------------------------------------------------------------
Walker Springs Plaza  Knoxville, Tennessee   161,557          6 (3)

(a) For a discussion of operating results and major capital expenditures planned for the Partnership's property refer to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.
(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 18 years to 39 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate tax expense for Walker Springs Plaza was $187,500 for the year ended December 31, 1999. In the opinion of the Managing General Partner, the Partnership's property is adequately insured and serviced by all necessary utilities.
(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents Walker Springs' occupancy rates as of December 31 for each of the last five years:

  Property Name       1999   1998   1997   1996   1995
--------------------------------------------------------------------------------
Walker Springs Plaza     72%    73%   100%   100%   100%

The amounts in the following table represent Walker Springs average annual base rental rate per square foot for each of the last five years ended December 31 and were computed by dividing the property's base rental revenues by its average occupied square footage:

  Property Name       1999   1998   1997   1996   1995
--------------------------------------------------------------------------------
Walker Springs Plaza  $5.81  $5.59  $5.36  $5.30  $5.22

The following table summarizes the principal provisions of the leases for each of the tenants who occupy ten percent or more of the rentable square footage at Walker Springs:

                        Per annum Base
                         Rents (a) for
                        --------------
                                                      Percentage   Renewal
                                                        of Net     Options
                                                       Leasable   (Renewal
                              Final Twelve Expiration   Square     Options
                               Months of    Date of    Footage     /Years
                       2000      Lease       Lease     Occupied  per option)
----------------------------------------------------------------------------
Stein Mart
 (department store)  $107,300   $214,500   4/30/2000      24%       None
Books-A-Million (b)
 (book store)        $123,100   $123,100   3/31/2003      22%        1/5
Revco D.S., Inc.
 (drugstore)         $ 41,000   $ 41,000   3/31/2003      10%        2/5

(a) The per annum base rents for each of the tenants listed above for each of the years between 2000 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

(b) Space is sublet from Kroger. Pursuant to the terms of the lease, Kroger is lessee.

The amounts in the following table represent the base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2009:

                                                Base Rents in
                                                   Year of
                   Number                        Expiration         % of Total
        Year     of Tenants     Square Feet          (a)          Base Rents (b)
           ---------------------------------------------------------------------
        2000        1             39,000          $107,300            18.77%
        2001        1              4,000          $ 49,500            10.49%
        2002        0               None              None             0.00%
        2003        2             51,800          $ 41,000            13.67%
        2004        1             11,600          $ 47,900            29.35%
        2005        1              9,800          $115,300           100.00%
        2006        0               None              None             0.00%
        2007        0               None              None             0.00%
        2008        0               None              None             0.00%
        2009        0               None              None             0.00%

(a) Represents the base rents to be collected each year on expiring leases.

(b) Represents the base rents to be collected each year on expiring leases as a percentage of the total base rents to be collected on leases in effect as of December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2000, there were 6,105 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1999        1998        1997        1996        1995
-------------------------------------------------------------------------------------
Total revenues            $ 7,910,800 $ 4,371,400 $ 4,746,700 $ 5,310,200 $ 6,518,500
Net income                $ 5,945,600 $ 1,446,400 $   909,200 $   760,300 $   942,700
Net income allocated to
 Limited Partners         $ 5,686,300 $ 1,263,000 $   717,000 $   509,000 $   775,700
Net income allocated to
 Limited Partners per
 Unit (70,000 Units
 outstanding)             $     81.23 $     18.04 $     10.24 $      7.27 $     11.08
Total assets              $24,138,300 $20,141,900 $26,557,900 $27,746,400 $33,910,000
Distributions to Limited
 Partners per Unit
 (70,000 Units
 outstanding) (a)         $    210.00 $    104.50 $     26.00 $     91.50 $    119.36
Return of capital to
 Limited Partners per
 Unit (70,000 Units
 outstanding) (b)         $    128.77 $     86.46 $     15.76 $     84.23 $    108.28
Other data:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $ 4,777,900 $14,410,000 $21,066,800 $22,369,600 $24,393,400
Number of real property
 interests owned at
 December 31                        1           2           3           3           3
-------------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit for the years ended December 31, 1999, 1998, 1996 and 1995 included Sales Proceeds of $188.00, $80.50,
    $57.00 and $75.00, respectively.

(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                     For the Years Ended December 31,
                        ---------------------------------------------------------------
                           1999         1998         1997         1996         1995
----------------------------------------------------------------------------------------
Cash Flow (as defined
 in the Partnership
 Agreement) (a)         $   838,700  $ 2,523,300  $ 2,617,600  $ 3,177,300  $ 3,319,400
Items of
 reconciliation:
 Discount of principal
  on mortgage loan
  receivable                                                                     20,000
 Changes in current
  assets and
  liabilities:
 Decrease (increase) in
  current assets             26,800       41,600      133,300       (2,700)      48,100
 (Decrease) increase in
  current liabilities      (221,700)    (256,200)     (82,600)      91,900      313,700
----------------------------------------------------------------------------------------
Net cash provided by
 operating activities   $   643,800  $ 2,308,700  $ 2,668,300  $ 3,266,500  $ 3,701,200
----------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities             $  (852,500) $ 2,336,300  $   670,400  $(1,469,100) $ 5,880,300
----------------------------------------------------------------------------------------
Net cash (used for)
 financing activities   $(1,727,500) $(7,606,200) $(2,015,100) $(7,015,900) $(8,689,500)
----------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1999: 1) the Partnership sold or disposed of five of its real property investments; 2) the Partnership and its affiliate dissolved the Joint Venture as a result of the sale of the real property investment owned by the Joint Venture and 3) all four of the mortgage loan investments were repaid to the Partnership.

OPERATIONS

The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1999, 1998 and 1997. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                              Comparative Operating Results
                                                           (a)
                                             ---------------------------------
                                              For the Years Ended December
                                                           31,
                                             ---------------------------------
                                               1999        1998        1997
-------------------------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues                              $ 893,800  $  953,200  $1,127,900
-------------------------------------------------------------------------------
Property net income                          $ 321,000  $  418,300  $  566,400
-------------------------------------------------------------------------------
Average occupancy                                   72%         82%        100%
-------------------------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II
 (B)
Rental revenues                              $ 959,200  $2,515,600  $2,266,700
-------------------------------------------------------------------------------
Property net (loss) income                   $(291,600) $  773,400  $  559,000
-------------------------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER (C)
-------------------------------------------------------------------------------
Rental revenues                              $  (2,500) $  488,700  $1,068,400
-------------------------------------------------------------------------------
Property net (loss) income                   $  (2,500) $  310,800  $  661,200
-------------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

(b) Property was sold in November 1999. Property net (loss) excludes the gain of $5,779,800 recorded on the sale of Brookwood Metroplex Office Building I & II ("Brookwood"), which was included in the Statement of Income and Expenses for the year ended December 31, 1999.

(c) Property was sold in June 1998. Property net income excludes the loss of $332,800 recorded on the sale of Old Mill Place Shopping Center ("Old Mill") in 1998 and a provision for value impairment of $1,000,000 recorded in 1997, which were included in the Statements of Income and Expenses for the years ended December 31, 1998 and 1997, respectively.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

Net income increased by $4,499,200 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the gain recorded in 1999 on the sale of Brookwood. In addition, the increase was due to the loss recorded in 1998 on the sale of Old Mill. The increase was partially offset by a decline in operating results at Brookwood, Old Mill and Walker Springs Plaza Shopping Center ("Walker Springs"). The increase was also partially offset by a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average cash available for investment.

The decline in 1999 operating results at Brookwood was primarily due to a tenant who occupied a significant portion of the rentable space at Brookwood vacating upon the expiration of their lease (December 31, 1998). The decline in operating results at Old Mill was due to its June 1998 sale.

Net income, exclusive of the effects of the properties sold in 1999 and 1998, decreased by $235,100 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the decrease in interest income and the decline in operating results at Walker Springs.

The following discussion includes only the results of Walker Springs.

Rental revenues decreased by $59,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to a decrease in base rental income, which was due to the decline in average occupancy for 1999 as compared to 1998. 2000 base rental income is expected to be further impacted by the loss of a significant tenant following the termination of their lease in April 2000.

Real estate taxes increased by $26,200 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was due to an increase in the tax imposed by the two local taxing authorities. The Partnership is currently pursuing an appeal of those assessments, however, there can be no assurance that the Partnership's efforts will be successful.

Repair and maintenance expenses increased by $18,800 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to an increase in minor repairs to the roof.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

Net income increased by $537,200 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to a 1997 provision for value impairment recorded on Old Mill exceeding the 1998 loss on the sale of Old Mill. The increase was also due to improved operating results at Brookwood and an increase in interest earned on the Partnership's short-term investments. The increase was partially offset by diminished operating results at Walker Springs and the partial absence of operating results from Old Mill due to its 1998 sale.

Net income, exclusive of Old Mill, increased by $220,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment, resulting from the proceeds generated from the sale of Old Mill together with improved operating results at Brookwood. The increase was partially offset by diminished operating results at Walker Springs.

The following comparative discussion excludes the results of Old Mill.

Rental revenues increased by $74,200 or 2.2% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to a 1997 adjustment of 1996 estimated of tenant expense reimbursements, causing reduced reported 1997 rental revenues, at Brookwood. Also contributing to the increase was an increase in base rents at Brookwood due to an increase in rates charged to new and renewing tenants. The increase was partially offset by a decrease in base rental income at Walker Springs due to a decline in average occupancy.

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

To increase and/or maintain the occupancy level at the Partnership's remaining property, the Managing General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,684,600 for the year ended December 31, 1999 when compared to year ended December 31, 1998 was primarily due the decrease in operating results at Brookwood, Old Mill and Walker Springs, exclusive of depreciation and amortization, together with the decrease in interest earned on the Partnership's short-term investments, as previously discussed.

The decrease in the Partnership's cash position of $1,936,200 for the year ended December 31, 1999 was primarily the result of distributions to Partners and payments for capital and tenant improvements exceeding cash provided by operating activities. Liquid assets, including cash and cash equivalents, of the Partnership as of December 31, 1999 are comprised of amounts held for working capital purposes and distribution to Partners.

Net cash provided by operating activities decreased by $1,664,900 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the decrease in operating results at the Partnership's properties, as previously discussed.

Net cash provided by (used for) investing activities changed from $2,336,300 for the year ended December 31, 1998 to $(852,500) for the year ended December 31, 1999. The change was primarily due to the 1999 net increase in investment in debt securities and payments for capital and tenant improvements exceeding the proceeds realized from the 1999 sale of Brookwood. In 1998 the proceeds realized from the sale of Old Mill exceeded the net increase in investments in debt securities and payments for capital and tenant improvements.

Investments in debt securities are a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes and distribution to Partners. These investments were of investment grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risks.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1999, the Partnership spent $374,000 for building and tenant improvements and leasing costs, which was net of $1,122,700 reimbursed by the purchaser of Brookwood. The amount to be spent for building and tenant improvements and leasing costs during 2000 depends to a large extent on the re-tenanting issues at Walker Springs, as further discussed below. The Managing General Partner believes that ongoing improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for disposition.

Walker Springs currently has approximately 45,000 square feet of vacant space or 28% of its rental space. In addition, in May 2000 an additional 39,000 square feet or 24% of the rentable space is expected to become vacant. The Partnership is currently in the process of attempting to locate suitable tenants to restore the occupancy. There can be no assurance that the Partnership will be successful in its efforts. Results at Walker Springs were adversely impacted during 1999 and will continue to be in 2000 until new tenants can be secured to occupy the available space. The securing of new tenants could result in substantial tenant improvement costs.

On November 23, 1999, the Partnership consummated the sale of Brookwood. Net proceeds from this transaction amounted to $15,113,000, which was net of closing expenses. The Partnership intends to distribute $13,160,000 or $188.00 per Unit on May 31, 2000 to Limited Partners of record as of November 23, 1999. In light of the substantial costs that are expected to be incurred in re-tenanting Walker Springs, the remaining proceeds were retained to supplement working capital reserves.

The decrease in net cash used for financing activities of $5,878,700 for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily due to the 1998 special distribution of proceeds from the sale of Old Mill.

In prior years, the Partnership, discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership incurred minimal expenses in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated building and tenant improvements and leasing costs necessary to be made at Walker Springs during the next several years. For the year ended December 31, 1999, the Partnership utilized its current Cash Flow (as defined in the Partnership Agreement) plus $872,500 of previously established working capital reserves to fund quarterly distributions to Partners during 1999.

Distributions to Limited Partners for the quarter ended December 31, 1999 were declared in the amount of $385,000 or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

            NAME                                                        OFFICE
            ----                                                       --------
       Douglas Crocker II............................................. Director
       Sheli Z. Rosenberg............................................. Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1994 until 1999 had been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Dynergy, Inc., Danka Business Systems PLC and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C. ("R&L") from 1980 until 1997. R&L served as counsel to the Partnership, the Managing General Partner and certain of their Affiliates until is dissolution in 1999.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

             NAME                                       OFFICE
             ----                                       ------
       Douglas Crocker II..............  President and Chief Executive Officer
       Donald J. Liebentritt...........  Vice President
       Norman M. Field.................  Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the Managing General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of the Board of R&L.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and July 1997 to the present.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, the Managing General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2000, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 70,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2000, none of the executive officers and directors of the Managing General Partner owned any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed, plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1999, these Affiliates were entitled to leasing, property management and supervisory fees of $17,100. As of December 31, 1999, the Partnership was owed $33,900 in refunds related to these services. In addition, other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of $55,000 for insurance and personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, $4,700 was due to Affiliates as of December 31, 1999.

  In addition, as of December 31, 1999, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the sale of five of the buildings comprising a portion of Atlanta Gateway. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

  In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1999, the General Partners were paid a Partnership Management Fee of $171,200 and allocated Net Profits of $251,600, which included a gain on the sale of a property of $80,400.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), served as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner, was a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1999, Rosenberg was entitled to $60,800 for legal fees from the Partnership. As of December 31, 1999, there were no amounts due to Rosenberg. Compensation for these services were on terms which were fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

A report was filed on Form 8-K filed on December 7, 1999 reporting the sale of Brookwood Metroplex Office Buildings I & II.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.-
                                     VIII

                                     BY: FIRST CAPITAL FINANCIAL CORPORATION
                                        MANAGING GENERAL PARTNER

                                              /s/ DOUGLAS CROCKER II
Dated: March 24, 2000                By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      /s/ DOUGLAS CROCKER II             March 24, 2000    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the Managing General
                                                            Partner

      /s/ SHELI Z. ROSENBERG             March 24, 2000    Director of the Managing
______________________________________                      General Partner
          SHELI Z. ROSENBERG

    /s/ DONALD J. LIEBENTRITT            March 24, 2000    Vice President
______________________________________
        DONALD J. LIEBENTRITT

       /s/ NORMAN M. FIELD               March 24, 2000    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                       Pages
-------------------------------------------------------------------------------
Report of Independent Auditors                                          A-2
Balance Sheets as of December 31, 1999 and 1998                         A-3
Statements of Partners' Capital for the Years Ended December 31,
 1999, 1998 and 1997                                                    A-3
Statements of Income and Expenses for the Years Ended December 31,
 1999, 1998 and 1997                                                    A-4
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997                                                          A-4
Notes to Financial Statements                                       A-5 to A-7
SCHEDULE FILED AS PART OF THIS REPORT
III--Real Estate and Accumulated Depreciation as of December 31,
 1999                                                               A-8 and A-9
-------------------------------------------------------------------------------

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

EXHIBIT (10) MATERIAL CONTRACTS

Real Estate Sale Agreement and Closing Documents for the sale of Brookwood Metroplex Office Buildings I & II filed as an exhibit to the Partnership's Report on Form 8-K filed on December 7, 1999 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Old Mill Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on June 30, 1998 is incorporated herein by reference.

EXHIBIT (13) ANNUAL REPORT TO SECURITY HOLDERS

The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) FINANCIAL DATA SCHEDULE

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series VIII
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series VIII as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series VIII at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     Ernst & Young LLP

Chicago, Illinois
February 15, 2000

BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                    1999         1998
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 1,784,700  $ 3,985,900
 Buildings and improvements                        5,659,500   20,033,500
--------------------------------------------------------------------------
                                                   7,444,200   24,019,400
 Accumulated depreciation and amortization        (2,666,300)  (9,609,400)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    4,777,900   14,410,000
Cash and cash equivalents                            455,800    2,392,000
Investments in debt securities                    18,835,100    3,243,600
Rents receivable                                      69,500       95,200
Other assets                                                        1,100
--------------------------------------------------------------------------
                                                 $24,138,300  $20,141,900
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   186,700  $   353,900
 Due to Affiliates, net                                8,500       56,600
 Security deposits                                    15,300       31,600
 Distributions payable                            13,587,800      427,800
 Other liabilities                                     7,900       14,300
--------------------------------------------------------------------------
                                                  13,806,200      884,200
--------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                           50,100      (30,300)
 Limited Partners (70,000 Units issued and
  outstanding)                                    10,282,000   19,288,000
--------------------------------------------------------------------------
                                                  10,332,100   19,257,700
--------------------------------------------------------------------------
                                                 $24,138,300  $20,141,900
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                      $ (17,000) $26,443,000  $26,426,000
Net income for the year ended December
 31, 1997                                    192,200      717,000      909,200
Distributions for the year ended December
 31, 1997                                   (202,200)  (1,820,000)  (2,022,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                        (27,000)  25,340,000   25,313,000
Net income for the year ended December
 31, 1998                                    183,400    1,263,000    1,446,400
Distributions for the year ended December
 31, 1998                                   (186,700)  (7,315,000)  (7,501,700)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                        (30,300)  19,288,000   19,257,700
Net income for the year ended December
 31, 1999                                    251,600    5,694,000    5,945,600
Distributions for the year ended December
 31, 1999                                   (171,200) (14,700,000) (14,871,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999       $  50,100  $10,282,000  $10,332,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                 1999       1998       1997
------------------------------------------------------------------------------
Income:
 Rental                                       $1,850,500 $3,957,600 $4,464,600
 Interest                                        280,500    413,800    282,100
 Gain on sale of property                      5,779,800
------------------------------------------------------------------------------
                                               7,910,800  4,371,400  4,746,700
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                   672,900    744,100    708,400
 Property operating:
  Affiliates                                      12,600    188,200    159,200
  Nonaffiliates                                  456,400    657,600    761,800
 Real estate taxes                               301,000    391,900    480,100
 Insurance--Affiliate                             25,800     34,900     44,800
 Repairs and maintenance                         354,900    438,300    522,100
 General and administrative:
  Affiliates                                      29,900     26,100     32,700
  Nonaffiliates                                  111,700    111,100    128,400
 Loss on sale of property                                   332,800
 Provision for value impairment                                      1,000,000
------------------------------------------------------------------------------
                                               1,965,200  2,925,000  3,837,500
------------------------------------------------------------------------------
Net income                                    $5,945,600 $1,446,400 $  909,200
------------------------------------------------------------------------------
Net income allocated to General Partners      $  251,600 $  183,400 $  192,200
------------------------------------------------------------------------------
Net income allocated to Limited Partners      $5,694,000 $1,263,000 $  717,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (70,000 Units outstanding)              $    81.34 $    18.04 $    10.24
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                             1999         1998         1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $  5,945,600  $ 1,446,400  $   909,200
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization               672,900      744,100      708,400
  (Gain) loss on sale of property          (5,779,800)     332,800
  Provision for value impairment                                      1,000,000
  Changes in assets and liabilities:
  Decrease in rents receivable                 25,700       28,200      138,300
  Decrease (increase) in other assets           1,100       13,400       (5,000)
  (Decrease) increase in accounts
   payable and accrued expenses              (167,200)    (266,200)      52,500
  (Decrease) increase in due to
   Affiliates                                 (48,100)      28,400     (102,000)
  (Decrease) in other liabilities              (6,400)     (18,400)     (33,100)
--------------------------------------------------------------------------------
   Net cash provided by operating
    activities                                643,800    2,308,700    2,668,300
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                               (374,000)     (81,800)    (405,600)
 (Increase) decrease in investments in
  debt securities                         (15,591,500)  (3,243,600)   1,076,000
 Proceeds from the sale of property        15,113,000    5,661,700
--------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                     (852,500)   2,336,300      670,400
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners            (1,711,200)  (7,579,500)  (2,022,200)
 (Decrease) increase in security
  deposits                                    (16,300)     (26,700)       7,100
--------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                             (1,727,500)  (7,606,200)  (2,015,100)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                          (1,936,200)  (2,961,200)   1,323,600
Cash and cash equivalents at the
 beginning of the year                      2,392,000    5,353,200    4,029,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $    455,800  $ 2,392,000  $ 5,353,200
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
December 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:

Capitalized terms used in this report have the same meaning as those terms in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's main focus, therefore, is to prepare its asset for sale and find a purchaser for its remaining asset when market conditions warrant such an action. The adoption of Statement 131 did not effect the results of operations or financial position. The Partnership has three tenants who occupy 56% of the Partnership's rental properties. These tenants occupied 24%, 22% and 10% of the Partnership's rentable space, respectively.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2013. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. The Partnership recognizes rental income that is contingent upon tenants' achieving specified targets, only to the extent that such targets are attained.

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

Investments in debt securities are comprised of obligations of the United States government and were classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair values of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 1999 and 1998.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances; to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1999, the General Partners were paid a Partnership Management Fee of $171,200 and allocated Net Profits of $251,600, which included a gain on the sale of a property of $80,400. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $186,700 and allocated Net Profits of $183,400, which included a (loss) on the sale of property of $(3,300). For the year ended December 31, 1997, the General Partners were paid a Partnership Management Fee of $202,200 and allocated Net Profits of $192,200, which included a (loss) from provision for value impairment of $(10,000).

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates for the years ended December 31, 1999, 1998 and 1997 were as follows:

                               1999               1998             1997
                         -----------------  ---------------- -----------------
                           Paid   Payable     Paid   Payable   Paid   Payable
-------------------------------------------------------------------------------
Property management and
 leasing fees            $ 65,300 $(33,900) $136,100 $14,300 $240,100 $(10,700)
Real estate commissoin
 (a)                         None   37,700      None  37,700     None   37,700
Reimbursements of
 property insurance
 premiums                  25,800     None    34,900    None   44,800     None
Legal                      61,800     None    48,800   1,000   25,500      200
Reimbursements of
 expenses, at cost:
 --Accounting              16,200    3,800    16,400   2,700   23,300      900
 --Investor
  communication            11,900      900     5,700     900    7,900      100
-------------------------------------------------------------------------------
                         $181,000 $  8,500  $241,900 $56,600 $341,600 $ 28,200
-------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense is due to capitalized legal costs.

(a) As of December 31, 1999, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

3. FUTURE MINIMUM RENTALS:

Future minimum rental income due on noncancelable leases as of December 31, 1999 were as follows:

       2000.......................................................... $  571,300
       2001..........................................................    472,100
       2002..........................................................    423,100
       2003..........................................................    300,000
       2004..........................................................    163,200
       Thereafter....................................................    115,300
                                                                      ----------
                                                                      $2,045,000
                                                                      ==========

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1999, 1998 and 1997 were $0, $4,200 and $10,200, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property for financial statement purposes and provisions for value impairment. For the years ended December 31, 1999, 1998 and 1997, net income for tax reporting purposes were $10,961,500, $3,902,800 and $628,600, respectively. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1999 was $7,444,200.

5. PROPERTY SALES:

On November 23, 1999, the Partnership consummated the sale of Brookwood Metroplex Office Buildings I & II for a sale price of $15,250,000. Net Proceeds from this transaction amounted to $15,113,000, which was net of closing expenses. In addition, the Partnership received additional proceeds from the buyer totaling $1,122,700, which represented a reimbursement for certain costs incurred in re-tenanting Brookwood. The Partnership recorded a gain of $5,779,800 for the year ended December 31, 1999 and intends to distribute $13,160,000 or $188.00 per Unit on May 31, 2000 to Limited Partners of record as of November 23, 1999. The remaining proceeds have been retained to facilitate the re-tenanting of Walker Springs Plaza Shopping Center.

On June 17, 1998, the Partnership consummated the sale of Old Mill Shopping Center ("Old Mill") for a selling price of $5,900,000. Net Proceeds from this transaction amounted to $5,661,700, which was net of closing expenses. The Partnership recorded a loss of $332,800 for the year ended December 31, 1998. During the year ended 1997, the Partnership recorded a provision for value impairment of $1,000,000 on Old Mill. The Partnership of distributed $5,635,000 or $80.50 per Unit on November 30, 1998 to Limited Partners of record as of June 17, 1998.

The above sales, were all-cash transactions, with the exception of post-sale matters, with no further involvement on the part of the Partnership.

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 1999

    Column A            Column C               Column D                     Column E                  Column F       Column G
---------------- ----------------------- --------------------- ----------------------------------- --------------- ------------
                                           Costs capitalized
                     Initial cost to         subsequent to      Gross amount at which carried at
                     Partnership(1)           acquisition                close of period
                 ----------------------- --------------------- -----------------------------------
                             Buildings                                     Buildings
                                and                   Carrying                and                    Accumulated     Date of
  Description       Land    Improvements Improvements Costs(2)    Land    Improvements Total(3)(4) Depreciation(3) construction
---------------- ---------- ------------ ------------ -------- ---------- ------------ ----------- --------------- ------------
Walker Springs
Plaza Shopping
Center
(Knoxville, TN)  $1,756,800  $4,440,200   $1,148,800  $98,400  $1,784,700  $5,659,500  $7,444,200    $2,666,300        1972
                 ==========  ==========   ==========  =======  ==========  ==========  ==========    ==========
    Column A     Column H    Column I
---------------- --------- -------------
                           Life on which
                           depreciation
                             in latest
                              income
                   Date    statements is
  Description    Acquired    computed
---------------- --------- -------------
Walker Springs
Plaza Shopping
Center                           35(5)
(Knoxville, TN)  Dec. 1983      3-7(6)

Column B--Not Applicable.

                  See accompanying notes on the following page

NOTES TO SCHEDULE III

NOTE 1. AMOUNTS PRESENTED ARE NET OF RENT GUARANTEES.

NOTE 2. CONSISTS OF LEGAL FEES, APPRAISAL FEES, TITLE COSTS AND OTHER RELATED PROFESSIONAL FEES.

NOTE 3. THE FOLLOWING IS A RECONCILIATION OF ACTIVITY IN COLUMNS E AND F.

                                                         Years Ended
                          ------------------------------------------------------------------------------
                             December 31, 1999         December 31, 1998          December 31, 1997
                          ------------------------- -------------------------  -------------------------
                                       Accumulated               Accumulated                Accumulated
                             Cost      Depreciation    Cost      Depreciation     Cost      Depreciation
--------------------------------------------------------------------------------------------------------
Balance at the beginning
 of the year              $24,019,400   $9,609,400  $33,709,500  $12,642,700   $34,303,900  $11,934,300
Additions during the
 year:
 Improvements                 374,000                    81,800                    405,600
Provision for
 depreciation                              672,900                   744,100                    708,400
Deductions during the
 year:
 Basis of real property
  sold                    (16,949,200)               (9,771,900)
Accumulated depreciation
 on sold real property                  (7,616,000)               (3,777,400)
Provision for value
 impairment                                                                     (1,000,000)
--------------------------------------------------------------------------------------------------------
Balance at the end of
 the year                 $ 7,444,200   $2,666,300  $24,019,400  $ 9,609,400   $33,709,500  $12,642,700
--------------------------------------------------------------------------------------------------------

NOTE 4. THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES AT DECEMBER 31, 1998 WAS $7,444,200.

NOTE 5. ESTIMATED USEFUL LIFE FOR BUILDING.

NOTE 6. ESTIMATED USEFUL LIFE FOR IMPROVEMENTS.