Form 10-Q
period 2000-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2000-05-11
CIK 703482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-12537

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                 59-2192277
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

     TWO NORTH RIVERSIDE PLAZA,
             SUITE 700,
          CHICAGO, ILLINOIS                            60606-2607
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

DOCUMENT INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated July 28, 1982, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  2000      December 31,
                                               (Unaudited)      1999
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,784,700  $ 1,784,700
 Buildings and improvements                      5,659,500    5,659,500
------------------------------------------------------------------------
                                                 7,444,200    7,444,200
 Accumulated depreciation and amortization      (2,715,000)  (2,666,300)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  4,729,200    4,777,900
Cash and cash equivalents                          729,800      455,800
Investments in debt securities                  18,585,200   18,835,100
Rents receivable                                    84,500       69,500
------------------------------------------------------------------------
                                               $24,128,700  $24,138,300
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   211,400  $   186,700
 Due to Affiliates, net                              3,900        8,500
 Distributions payable                          13,315,600   13,587,800
 Security deposits                                  15,300       15,300
 Other liabilities                                   7,800        7,900
------------------------------------------------------------------------
                                                13,554,000   13,806,200
------------------------------------------------------------------------
Partners' capital:
 General Partners                                   50,100       50,100
 Limited Partners (70,000 Units issued and
  outstanding)                                  10,524,600   10,282,000
------------------------------------------------------------------------
                                                10,574,700   10,332,100
------------------------------------------------------------------------
                                               $24,128,700  $24,138,300
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1999                                    $ (30,300) $ 19,288,000  $ 19,257,700
Net income for the year ended December
 31, 1999                                  251,600     5,694,000     5,945,600
Distributions for the year ended
 December 31, 1999                        (171,200)  (14,700,000)  (14,871,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999        50,100    10,282,000    10,332,100
Net income for the quarter ended
 March 31, 2000                             15,600       382,600       398,200
Distributions for the quarter ended
 March 31, 2000                            (15,600)     (140,000)     (155,600)
-------------------------------------------------------------------------------
Partners' capital, March 31, 2000        $  50,100  $ 10,524,600  $ 10,574,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
----------------------------------------------------------------------------
Income:
 Rental                                                    $235,900 $482,800
 Interest                                                   328,300   62,400
----------------------------------------------------------------------------
                                                            564,200  545,200
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               48,700  172,100
 Property operating:
  Affiliates                                                  6,100   11,000
  Nonaffiliates                                              23,600   95,900
 Real estate taxes                                           43,500   80,000
 Insurance--Affiliate                                         4,000    6,600
 Repairs and maintenance                                      7,800   79,700
 General and administrative:
  Affiliates                                                  2,400    8,100
  Nonaffiliates                                              29,900   10,900
----------------------------------------------------------------------------
                                                            166,000  464,300
----------------------------------------------------------------------------
Net income                                                 $398,200 $ 80,900
----------------------------------------------------------------------------
Net income allocated to General Partners                   $ 15,600 $ 42,800
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $382,600 $ 38,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   5.47 $   0.54
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            2000        1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $ 398,200  $   80,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              48,700     172,100
  Changes in assets and liabilities:
   (Increase) in rents receivable                           (15,000)    (15,400)
   Decrease in other assets                                                 800
   Increase (decrease) in accounts payable and accrued
    expenses                                                 24,700    (182,700)
   (Decrease) in due to Affiliates                           (4,600)    (10,600)
   (Decrease) in other liabilities                             (100)    (11,300)
--------------------------------------------------------------------------------
    Net cash provided by operating activities               451,900      33,800
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                           (31,100)
 Decrease in investments in debt securities, net            249,900       2,500
--------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities    249,900     (28,600)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                            (427,800)   (427,800)
 Increase in security deposits                                            1,600
--------------------------------------------------------------------------------
    Net cash (used for) financing activities               (427,800)   (426,200)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        274,000    (421,000)
Cash and cash equivalents at the beginning of the period    455,800   2,392,000
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $ 729,800  $1,971,000
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The Partnership has three tenants who occupy 56% of the Partnership's rental properties. These tenants occupied 24%, 22% and 10% of the Partnership's rentable space, respectively. The tenant occupying 24% of the Partnership's rentable space vacated effective April 30, 2000.

Commercial rental property held for investment is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

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

Investments in debt securities at March 31, 2000 are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

Reference is made to the Partnership's annual report for the year ended December 31, 1999 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 2000 and 1999, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $15,600 and $42,800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2000 were as follows:

                                                 Paid   Payable
-----------------------------------------------------------------
Property and asset management and leasing fees  $ 6,100 $(33,900)
Reimbursement of property insurance premiums      4,000     None
Real estate commission (a)                         None   37,700
Reimbursement of expenses, at cost:
 --Accounting                                     4,500     None
 --Investor communications                        2,500      100
-----------------------------------------------------------------
                                                $17,100 $  3,900
-----------------------------------------------------------------

(a) As of March 31, 2000, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's property is provided by a third-party management group for fees equal to 3% of gross rents received from the property. This management group is entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to other third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's annual report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sale price. The Partnership, in addition to being in the operation of properties phase, is in the disposition of properties phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives the net income generated from such properties. During 1999, the Partnership sold Brookwood Metroplex Office Buildings I & II ("Brookwood").

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters ended March 31, 2000 and 1999. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative
                     Operating Results
                            (a)
                     For the Quarters
                           Ended
                     3/31/00  3/31/99
---------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $234,700 $223,800
---------------------------------------
Property net income  $103,700 $ 98,200
---------------------------------------
Average occupancy         72%      75%
---------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS
 I & II (B)
Rental revenues               $259,000
---------------------------------------
Property net (loss)           $(60,600)
---------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Brookwood was sold on November 23, 1999.

Net income increased by $317,300 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily the result of an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. The increase was also due to the absence of operating (losses) from Brookwood in 2000 due to its 1999 sale.

Net income, exclusive of the effects of Brookwood, increased by $256,700 for the quarter ended March 31, 2000 when compared to the quarter ended March 31, 1999. The increase was primarily the result of the increase in interest earned on the Partnership's short-term investments.

The following comparative discussion includes only the operating results of Walker Springs Plaza Shopping Center ("Walker Springs").

Rental revenues increased by $10,900 or 4.9% for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to an increase in tenant reimbursements for real estate taxes and common area maintenance expenses.

Real estate tax expense increased by $3,100 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to an increase in the assessed valuations as determined by the taxing authorities. The Partnership is currently pursuing an appeal of those assessments, however, there can be no assurance that the Partnership's efforts will be successful.

All other expenses at Walker Springs remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy the level at the Partnership's remaining property, the Managing General Partner, through the asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

                                                            Comparative
                                                         Cash Flow Results
                                                      For the Quarters Ended
                                                       3/31/2000    3/31/1999
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   446,900  $   253,000
Items of reconciliation:
 (Increase) in current assets                             (15,000)     (14,600)
 Increase (decrease) in current liabilities                20,000     (204,600)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $   451,900  $    33,800
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $   249,900  $   (28,600)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $  (427,800) $  (426,200)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $193,900 for the three months ended March 31, 2000 when compared to three months ended March 31, 1999 was primarily due to the increase in interest earned on the Partnership's short-term investments, as previously discussed. The increase was partially offset by the absence of operating results, exclusive of depreciation and amortization, at Brookwood due to its 1999 sale.

The increase in the Partnership's cash position of $274,000 for the three months ended March 31, 2000 was primarily the result of net maturities of a portion of the Partnership's investments in debt securities. The increase was also due to net cash provided by operating activities exceeding distributions paid to Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 2000 are comprised of amounts held for distribution to Partners and working capital purposes.

Net cash provided by operating activities increased by $418,100 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due the increase in net income, as previously discussed. The increase was also due to the timing of the payment of certain expenses.

Net cash (used for) provided by investing activities changed from $(28,600) for the three months ended March 31, 1999 to $249,900 for the three months ended March 31, 2000. The change was primarily due to cash provided by the net maturity of amounts invested in debt securities during the quarter ended March 31, 2000 contrasting with cash used for capital and tenant improvements during the quarter ended March 31, 1999. Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

As of March 31, 2000 Walker Springs had approximately 45,000 square feet of vacant space or 28% of its rental space. As of May 1, 2000 an additional 39,000 square feet or 24% of the rentable space become vacant upon the expiration of a tenant's lease. The Partnership is currently in the process of attempting to locate suitable tenants to restore the occupancy. There can be no assurance that the Partnership will be successful in its efforts. Results at Walker Springs were adversely impacted during 1999 and continue to be in 2000 until new tenants can be secured to occupy the available space. The securing of new tenants could result in substantial tenant improvement costs. The Partnership believes that it has set aside sufficient cash reserves to meet potential costs associated with increasing the occupancy at Walker Springs.

The increase in net cash used for financing activities of $1,600 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 was primarily due to an increase in security deposits in 1999.

On November 23, 1999, the Partnership consummated the sale of Brookwood. In connection with the sale, the Partnership will distribute $13,160,000 or $188.00 per Unit on May 31, 2000 to Limited Partners of record as of November 23, 1999. For additional information, see the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated building and tenant improvements and leasing costs necessary to be incurred at Walker Springs during the next several years. For the quarter ended March 31, 2000, the Partnership retained $291,300 of Cash Flow (as defined in the Partnership Agreement) for future cash requirements. As a result of the sale of Brookwood, the Partnership's Cash Flow (as defined in the Partnership Agreement) has been reduced. Consistent with this, the Partnership has reduced its quarterly cash distributions to Partners.

Distributions to Limited Partners for the quarter ended March 31, 2000 were declared in the amount of $140,000, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership, including the costs associated with the re-tenanting of Walker Springs. Accordingly, there can be no assurance as to the amounts of cash available for future distributions to Partners.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                      SERIES VIII

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: May 12, 2000                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ NORMAN M. FIELD
Date: May 12, 2000                   By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER