Form 10-Q
period 2000-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2000-08-11
CIK 703482

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

  FOR THE PERIOD ENDED JUNE 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  OF 1934

  FOR THE TRANSITION PERIOD FROM TO

  COMMISSION FILE NUMBER 0-12537

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                    59-2192277
                FLORIDA                          (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF            IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       TWO NORTH RIVERSIDE PLAZA,                     60606-2607
               SUITE 700,                           (ZIP CODE)
           CHICAGO, ILLINOIS

    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 2000 and 1999. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                       Comparative Operating Results (a)
                      For the Quarters   For the Six Months
                           Ended               Ended
                     6/30/00   6/30/99   6/30/00   6/30/99
------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $185,200 $ 228,700  $419,900 $ 452,500
------------------------------------------------------------
Property net income  $ 61,200 $  72,900  $164,900 $ 171,100
------------------------------------------------------------
Average occupancy         56%       73%       64%       73%
------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II (B)
Rental revenues               $ 244,700           $ 503,700
------------------------------------------------------------
Property net (loss)           $(107,700)          $(168,300)
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b)Brookwood was sold on November 23, 1999.

Net income increased by $576,300 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The increase was primarily due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in the average cash available for investment. The increase was also due to the absence of operating (losses) from Brookwood in 2000 due to its 1999 sale.

Net (loss) income changed from $(18,800) for the quarter ended June 30, 1999 to $240,200 for the quarter ended June 30, 2000. The change was primarily due to an increase in interest income and the absence of operating (losses) from Brookwood, as previously discussed.

Net income, exclusive of Brookwood, improved by $152,000 and $408,000 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The improvements were primarily the result of the increase in interest earned on the Partnership's short-term investments, partially offset by diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs").

The following comparative discussion includes only the operating results of Walker Springs.

Rental revenues decreased by $43,500 or 19.0% and $32,600 or 7.2% for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The decreases were primarily due to the decline in average occupancy.

Real estate tax expense decreased by $9,700 and $6,700 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The decreases were primarily the result of a refund received in May 2000 for 1999 taxes.

Repairs and maintenance expenses decreased by $25,100 and $23,000 for the quarterly and six-month periods under comparison, respectively. The decreases were primarily the result of repairs to the roof incurred in 1999.

All other expenses remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the Managing General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Six Months Ended
                                                       6/30/00       6/30/99
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $    735,700  $   399,600
Items of reconciliation:
 (Increase) decrease in current assets                    (13,900)      80,500
 Increase (decrease) in current liabilities               107,200      (84,200)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $    829,000  $   395,900
-------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                          $ 18,834,000  $(1,369,100)
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(13,726,100) $  (823,800)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $336,100 for the six months ended June 30, 2000 when compared to six months ended June 30, 1999 was primarily due to the increase in interest earned on the Partnership's short-term investments, as previously discussed. The increase was partially offset by the absence of operating results, exclusive of depreciation and amortization, at Brookwood due to its 1999 sale.

The increase in the Partnership's cash position of $5,936,900 for the six months ended June 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities, a portion of which were utilized to pay the May 31, 2000 special distribution to Limited Partners of Brookwood sale proceeds. Liquid assets, including cash and cash equivalents, of the Partnership as of June 30, 2000 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $433,100 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The increase was primarily due to improved operating results, as previously discussed. The increase was also due to the timing of the payment of certain expenses.

Net cash (used for) provided by investing activities changed from $(1,369,100) for the six months ended June 30, 1999 to $18,834,000 for the six months ended June 30, 2000. The change was primarily due to the 2000 maturity of the Partnership's investments in debt securities. The change was also due to a decrease in payments for capital and tenant improvements.

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

As of June 30, 2000 Walker Springs had approximately 84,400 square feet of vacant space or 52% of its rental space. The Partnership is currently in the process of attempting to locate suitable tenants to restore the occupancy. As of the date of this report, the Partnership is making 19,300 square feet or 11.9% of its vacant space ready for occupancy for, two tenants who executed leases in June 2000. It is currently estimated that the buildout of the new tenants' space should be completed during the fourth quarter of 2000, at which time these tenants will begin paying rent. While the Partnership has been successful in locating some tenants there can be no assurance that the Partnership will be successful in locating additional tenants. Results at Walker Springs were adversely impacted during 1999 and continue to be in 2000 until new tenants can be secured to occupy the available space. The securing of new tenants could result in substantial tenant improvement costs. The Partnership believes that it has set aside sufficient cash reserves to meet potential costs associated with increasing the occupancy at Walker Springs.

The increase in net cash used for financing activities of $12,902,300 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily due to the special distribution of Brookwood sale proceeds on May 31, 2000.

On November 23, 1999, the Partnership consummated the sale of Brookwood. In connection with this sale, the Partnership distributed $13,160,000 or $188.00 per Unit on May 31, 2000 to Limited Partners of record as of November 23, 1999. For additional information, see the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Walker Springs during the next several years. For the six months ended June 30, 1999, the Partnership retained $424,600 of Cash Flow (as defined in the Partnership Agreement) for future cash requirements. As a result of the sale of Brookwood, the Partnership's Cash Flow (as defined in the Partnership Agreement) has been reduced. Consistent with this, the Partnership has reduced it quarterly cash distributions to Partners.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended June 30, 2000 were declared in the amount of $140,000, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership, including the costs associated with the re-tenanting of Walker Springs. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  2000      December 31,
                                               (Unaudited)      1999
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,784,700  $ 1,784,700
 Buildings and improvements                      5,660,600    5,659,500
------------------------------------------------------------------------
                                                 7,445,300    7,444,200
 Accumulated depreciation and amortization      (2,763,600)  (2,666,300)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  4,681,700    4,777,900
Cash and cash equivalents                        6,392,700      455,800
Investments in debt securities                               18,835,100
Rents receivable, net                               83,400       69,500
------------------------------------------------------------------------
                                               $11,157,800  $24,138,300
------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                  $   264,600 $   186,700
 Due to Affiliates                                           38,000       8,500
 Distributions payable                                      171,100  13,587,800
 Security deposits                                           17,000      15,300
 Other liabilities                                            7,700       7,900
-------------------------------------------------------------------------------
                                                            498,400  13,806,200
-------------------------------------------------------------------------------
Partners' capital:
 General Partners                                            50,100      50,100
 Limited Partners (70,000 Units issued and outstanding)  10,609,300  10,282,000
-------------------------------------------------------------------------------
                                                         10,659,400  10,332,100
-------------------------------------------------------------------------------
                                                        $11,157,800 $24,138,300
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1999                        $ (30,300) $ 19,288,000  $ 19,257,700
Net income for the year ended December
 31, 1999                                 251,600     5,694,000     5,945,600
Distributions for the year ended
 December 31, 1999                       (171,200)  (14,700,000)  (14,871,200)
------------------------------------------------------------------------------
Partners' capital, December 31, 1999       50,100    10,282,000    10,332,100
Net income for the six months ended
 June 30, 2000                             31,100       607,300       638,400
Distributions for the six months ended
 June 30, 2000                            (31,100)     (280,000)     (311,100)
------------------------------------------------------------------------------
Partners' capital, June 30, 2000        $  50,100  $ 10,609,300  $ 10,659,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000     1999
----------------------------------------------------------------------------
Income:
 Rental                                                   $185,100 $473,500
 Interest                                                  216,300   56,100
----------------------------------------------------------------------------
                                                           401,400  529,600
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              48,600  165,400
 Property operating:
  Affiliates                                                 1,100   17,700
  Nonaffiliates                                             30,600  131,900
 Real estate taxes                                          30,800   80,000
 Insurance--Affiliate                                        8,600    6,600
 Repairs and maintenance                                     4,200  106,500
 General and administrative:
  Affiliates                                                 2,900    6,700
  Nonaffiliates                                             34,400   33,600
----------------------------------------------------------------------------
                                                           161,200  548,400
----------------------------------------------------------------------------
Net income (loss)                                         $240,200 $(18,800)
----------------------------------------------------------------------------
Net income allocated to General Partners                  $ 15,500 $ 19,300
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners           $224,700 $(38,100)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per Unit
 (70,000 Units outstanding)                               $   3.21 $  (0.54)
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000      1999
------------------------------------------------------------------------------
Income:
 Rental                                                    $421,000 $  956,300
 Interest                                                   544,600    118,500
------------------------------------------------------------------------------
                                                            965,600  1,074,800
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               97,300    337,500
 Property operating:
  Affiliates                                                  7,200     28,700
  Nonaffiliates                                              54,200    227,800
 Real estate taxes                                           74,300    160,000
 Insurance--Affiliate                                        12,600     13,200
 Repairs and maintenance                                     12,000    186,200
 General and administrative:
  Affiliates                                                  5,300     14,800
  Nonaffiliates                                              64,300     44,500
------------------------------------------------------------------------------
                                                            327,200  1,012,700
------------------------------------------------------------------------------
Net income                                                 $638,400 $   62,100
------------------------------------------------------------------------------
Net income allocated to General Partners                   $ 31,100 $   62,100
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $607,300 $        0
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   8.68 $     0.00
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       2000         1999
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                        $    638,400  $    62,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          97,300      337,500
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable              (13,900)      79,400
   Decrease in other assets                                            1,100
   Increase (decrease) in accounts payable and
    accrued expenses                                     77,900      (62,400)
   Increase (decrease) in due to Affiliates              29,500      (11,700)
   (Decrease) in other liabilities                         (200)     (10,100)
-----------------------------------------------------------------------------
    Net cash provided by operating activities           829,000      395,900
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt
  securities                                         18,835,100   (1,058,700)
 Payments for capital and tenant improvements            (1,100)    (310,400)
-----------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                      18,834,000   (1,369,100)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                     (13,727,800)    (855,600)
 Increase in security deposits                            1,700       31,800
-----------------------------------------------------------------------------
    Net cash (used for) financing activities        (13,726,100)    (823,800)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                          5,936,900   (1,797,000)
Cash and cash equivalents at the beginning of the
 period                                                 455,800    2,392,000
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 period                                            $  6,392,700  $   595,000
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited) June 30, 2000

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

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's focus, therefore, is to prepare its asset for sale and find a purchaser for its remaining asset when market conditions warrant such an action. The Partnership has two tenants who occupy 32% of the Partnership's rental property. These tenants occupied 22% and 10% of the Partnership's rentable space, respectively.
Commercial rental property held for investment is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.
The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair market value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.
Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains or losses on sales are recognized in accordance with GAAP.
Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.
Reference is made to the Partnership's Annual Report for the year ended December 31, 1999 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2000, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $15,500 and $31,100, respectively. For the quarter and six months ended June 30, 1999 the General Partners were paid a Partnership Management Fee of $42,800 and $85,600, respectively. For the quarter and six months ended June 30, 1999 the General Partners were allocated Net Profits of $19,300 and $62,100, respectively.
Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2000 were as follows:

                                                     Paid
                                              ------------------
                                                                 Payable
                                              Quarter Six Months
------------------------------------------------------------------------
Asset management fees                         $ 1,100    $ 7,200 $  None
Reimbursement of property insurance premiums    8,600     12,600    None
Real estate commission (a)                       None       None  37,700
Reimbursement of expenses, at cost:
 --Accounting                                   1,000      5,500    None
 --Investor communications                      1,700      4,200     300
------------------------------------------------------------------------
                                              $12,400    $29,500 $38,000
------------------------------------------------------------------------

(a) As of June 30, 2000, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.
On-site property management for the Partnership's property is provided by a third-party management group for fees equal to 3% of gross rents received from the property. This management group is entitled to leasing fees equal to 3% of gross rents received from the property, reduced by leasing fees, if any, paid to other third parties.

3. SPECIAL DISTRIBUTION TO LIMITED PARTNERS
On May 31, 2000, the Partnership distributed $13,160,000 or $188.00 per Unit to Limited Partners of record as of November 23, 1999. The funds for this distribution were generated from the November 1999 sale of Brookwood Metroplex Office Building I & II.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES VIII

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

Date: August 14, 2000                            /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 14, 2000                             /s/ NORMAN M. FIELD
                                     By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER