Form 10-Q
period 2000-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2000-11-13
CIK 703482

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

  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM    TO

  COMMISSION FILE NUMBER 0-12537

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2192277
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       TWO NORTH RIVERSIDE PLAZA,                      60606-2607
               SUITE 600,                              (ZIP CODE)
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 2000 and 1999. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                       Comparative Operating Results (a)
                      For the Quarters      For the Nine
                           Ended            Months Ended
                     9/30/00   9/30/99   9/30/00   9/30/99
------------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $154,700 $ 219,900  $574,600 $ 672,400
------------------------------------------------------------
Property net income  $ 39,500 $  84,200  $204,400 $ 255,300
------------------------------------------------------------
Average occupancy         52%       72%       60%       73%
------------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II (B)
Rental revenues               $ 276,800           $ 780,500
------------------------------------------------------------
Property net (loss)           $(137,400)          $(305,700)
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b)Brookwood was sold on November 23, 1999.

Net income increased by $725,100 for the nine months ended
September 30, 2000 when compared to the nine months ended September 30, 1999. The increase was primarily due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in the average cash available for investment and to a lesser degree, increased interest rates earned on the investments. The increase was also due to the absence of operating (losses) from Brookwood in 2000 due to its 1999 sale.

Net (loss) income changed from $(36,200) for the quarter ended September 30, 1999 to $112,600 for the quarter ended September 30, 2000. The change was primarily due to an increase in interest income and the absence of operating (losses) from Brookwood, as previously discussed.

Net income, exclusive of Brookwood, improved by $11,400 and $419,400 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The improvements were primarily the result of the increase in interest earned on the Partnership's short-term investments, partially offset by diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs").

The following comparative discussion includes only the operating results of Walker Springs.

Rental revenues decreased by $65,200 or 29.7% and $97,800 or 14.5% for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decreases were primarily due to a decline in average occupancy.

Real estate tax expense decreased by $7,900 and $14,600 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decreases were primarily the result of refunds received in May and July 2000 for 1999 taxes.

Repairs and maintenance expenses decreased by $24,800 for the nine-month periods under comparison. The decrease was primarily the result of repairs to the roof incurred during 1999. Repair and maintenance expenses remained relatively unchanged for the quarterly periods under comparison.

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

                                                           Comparative
                                                        Cash Flow Results
                                                       For the Nine Months
                                                              Ended
                                                       9/30/00       9/30/99
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $    897,000  $   555,200
Items of reconciliation:
 Decrease in current assets                                43,100       22,700
 Increase in current liabilities                          153,700        3,200
-------------------------------------------------------------------------------
Net cash provided by operating activities            $  1,093,800  $   581,100
-------------------------------------------------------------------------------
Net cash provided by (used
 for) investing activities                           $ 14,603,700  $(1,276,100)
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(13,883,700) $(1,253,200)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $341,800 for the nine months ended September 30, 2000 when compared to nine months ended September 30, 1999 was primarily due to the increase in interest earned on the Partnership's short-term investments, as previously discussed. The increase was partially offset by the absence of operating results, exclusive of depreciation and amortization, at Brookwood due to its 1999 sale and the decline in the operating results at Walker Springs.

The increase in the Partnership's cash position of $1,813,800 for the nine months ended September 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities, a portion of which were utilized to pay the May 31, 2000 special distribution to Limited Partners of Brookwood sale proceeds. Liquid assets, including cash, cash equivalents and investments in debt securities, of the Partnership as of September 30, 2000 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $512,700 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increase was primarily due to improved operating results, as previously discussed. The increase was also due to the timing of the payment of certain expenses.

Net cash (used for) provided by investing activities changed from $(1,276,100) for the nine months ended September 30, 1999 to $14,603,700 for the nine months ended September 30, 2000. The change was primarily due to the 2000 maturity of the Partnership's investments in debt securities. The change was also due to a decrease in payments for capital and tenant improvements.

Investments in debt securities are a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes and prior to distribution to Partners. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership believes that it has no material market risks.

As of September 30, 2000 Walker Springs had approximately 65,100 square feet of vacant space or 40% of its rental space. The Partnership is currently in the process of attempting to locate suitable tenants to restore the occupancy. While the Partnership has been successful in locating some tenants there can be no assurance that the Partnership will be successful in locating additional tenants. Results at Walker Springs were adversely impacted during 1999 and continue to be in 2000 until new tenants can be secured to occupy the available space. The securing of new tenants could result in substantial tenant improvement costs. The Partnership believes that it has set aside sufficient cash reserves to meet potential costs associated with increasing the occupancy at Walker Springs.

The increase in net cash used for financing activities of $12,630,500 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily due to the special distribution of Brookwood sale proceeds on May 31, 2000.

On November 23, 1999, the Partnership consummated the sale of Brookwood. In connection with this sale, the Partnership distributed $13,160,000 or $188.00 per Unit on May 31, 2000 to Limited Partners of record as of November 23, 1999. For additional information, see the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Walker Springs during the next several years. For the nine months ended September 30, 1999, the Partnership retained $430,300 of Cash Flow (as defined in the Partnership Agreement) for future cash requirements. As a result of the sale of Brookwood, the Partnership's Cash Flow (as defined in the Partnership Agreement) has been reduced. Consistent with this, the Partnership has reduced it quarterly cash distributions to Partners.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended September 30, 2000 were declared in the amount of $140,000, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership, including the costs associated with the re-tenanting of Walker Springs. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   2000      December 31,
                                                (Unaudited)      1999
-------------------------------------------------------------------------

ASSETS
Investment in commercial rental property:
 Land                                           $ 1,784,700  $ 1,784,700
 Buildings and improvements                       5,666,600    5,659,500
-------------------------------------------------------------------------
                                                  7,451,300    7,444,200
 Accumulated depreciation and amortization       (2,812,300)  (2,666,300)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                   4,639,000    4,777,900
Cash and cash equivalents                         2,269,600      455,800
Investments in debt securities                    4,224,300   18,835,100
Rents receivable, net                                26,400       69,500
-------------------------------------------------------------------------
                                                $11,159,300  $24,138,300
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses          $   310,500  $   186,700
 Due to Affiliates, net                              38,600        8,500
 Distributions payable                              155,600   13,587,800
 Security deposits                                   30,500       15,300
 Other liabilities                                    7,700        7,900
-------------------------------------------------------------------------
                                                    542,900   13,806,200
-------------------------------------------------------------------------
Partners' capital:
 General Partners                                    50,100       50,100
 Limited Partners (70,000 Units issued and
  outstanding)                                   10,566,300   10,282,000
-------------------------------------------------------------------------
                                                 10,616,400   10,332,100
-------------------------------------------------------------------------
                                                $11,159,300  $24,138,300
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1999                         $ (30,300) $ 19,288,000  $ 19,257,700
Net income for the year ended December
 31, 1999                                  251,600     5,694,000     5,945,600
Distributions for the year ended
 December 31, 1999                        (171,200)  (14,700,000)  (14,871,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999        50,100    10,282,000    10,332,100
Net income for the nine months ended
 September 30, 2000                         46,700       704,300       751,000
Distributions for the nine months ended
 September 30, 2000                        (46,700)     (420,000)     (466,700)
-------------------------------------------------------------------------------
Partners' capital, September 30, 2000    $  50,100  $ 10,566,300  $ 10,616,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
-----------------------------------------------------------------------------
Income:
 Rental                                                    $154,700 $494,100
 Interest                                                   102,700   58,600
-----------------------------------------------------------------------------
                                                            257,400  552,700
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               48,700  191,800
 Property operating:
  Affiliates                                                    900   19,200
  Nonaffiliates                                              26,000  150,700
 Real estate taxes                                           32,500   80,000
 Insurance--Affiliate                                         1,300    6,800
 Repairs and maintenance                                      6,600  101,400
 General and administrative:
  Affiliates                                                  1,600    8,900
  Nonaffiliates                                              27,200   30,100
-----------------------------------------------------------------------------
                                                            144,800  588,900
-----------------------------------------------------------------------------
Net income (loss)                                          $112,600 $(36,200)
-----------------------------------------------------------------------------
Net income (loss) allocated to General Partners            $ 15,600 $(36,200)
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 97,000 $      0
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   1.39 $   0.00
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2000       1999
------------------------------------------------------------------------
Income:
 Rental                                            $  575,700 $1,450,400
 Interest                                             647,300    177,100
------------------------------------------------------------------------
                                                    1,223,000  1,627,500
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        146,000    529,300
 Property operating:
  Affiliates                                            8,100     47,900
  Nonaffiliates                                        80,200    378,500
 Real estate taxes                                    106,800    240,000
 Insurance--Affiliate                                  13,900     20,000
 Repairs and maintenance                               18,600    287,600
 General and administrative:
  Affiliates                                            6,900     23,700
  Nonaffiliates                                        91,500     74,600
------------------------------------------------------------------------
                                                      472,000  1,601,600
------------------------------------------------------------------------
Net income                                         $  751,000 $   25,900
------------------------------------------------------------------------
Net income allocated to General Partners           $   46,700 $   25,900
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  704,300 $        0
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (70,000 Units outstanding)                        $    10.06 $     0.00
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000         1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $    751,000  $    25,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            146,000      529,300
  Changes in assets and liabilities:
   Decrease in rents receivable                             43,100       66,700
   (Increase) in other assets                                           (44,000)
   Increase in accounts payable and accrued expenses       123,800       27,400
   Increase (decrease) in due to Affiliates                 30,100       (9,900)
   (Decrease) in other liabilities                            (200)     (14,300)
--------------------------------------------------------------------------------
    Net cash provided by operating activities            1,093,800      581,100
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt
  securities, net                                       14,610,800      (53,000)
 Payments for capital and tenant improvements               (7,100)  (1,223,100)
--------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                         14,603,700   (1,276,100)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (13,898,900)  (1,283,400)
 Increase in security deposits                              15,200       30,200
--------------------------------------------------------------------------------
    Net cash (used for) financing activities           (13,883,700)  (1,253,200)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     1,813,800   (1,948,200)
Cash and cash equivalents at the beginning of the
 period                                                    455,800    2,392,000
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $  2,269,600  $   443,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's focus, therefore, is to prepare its asset for sale and find a purchaser for its remaining asset when market conditions warrant such an action. The Partnership has three tenants who occupy 43% of the Partnership's rental property. These tenants occupied 22%, 11% and 10% of the Partnership's rentable space, respectively.

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

Investments in debt securities at September 30, 2000 are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of the securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General

Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 2000, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $15,600 and $46,700, respectively. For the quarter and nine months ended September 30, 1999 the General Partners were paid a Partnership Management Fee of $42,800 and $128,400, respectively. For the quarter and nine months ended September 30, 1999 the General Partners were allocated Net (Losses) Profits of $(36,200) and $25,900, respectively.

Fees and reimbursements paid/received and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                                      Paid
                                              ---------------------
                                              Quarter   Nine Months Payable
---------------------------------------------------------------------------
Asset management fees                         $(33,000)  $(25,800)  $  None
Reimbursement of property insurance premiums     1,300     13,900      None
Real estate commission (a)                        None       None    37,700
Reimbursement of expenses, at cost:
 --Accounting                                       --      5,500      None
 --Investor communications                         900      5,100       900
---------------------------------------------------------------------------
                                              $(30,800)  $ (1,300)  $38,600
---------------------------------------------------------------------------

(a) As of September 30, 2000, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES VIII

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

Date: November 14, 2000                          /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 14, 2000                           /s/ NORMAN M. FIELD
                                     By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER