Form 10-K405
period 2000-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2001-03-27
CIK 703482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

                                ---------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-12537

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES VIII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2192277
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 600,
           CHICAGO, ILLINOIS                           60606-2607
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

The Partnership was formed to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate, such as mortgage loans on real estate. From January 1983 to October 1984, the Partnership made six real property investments and purchased a 50% interest in a joint venture with an Affiliated partnership to acquire a 100% interest in certain real property. The Partnership's joint venture, prior to dissolution, was operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In addition, in April 1986 the Partnership purchased four mortgage loan investments. As of December 31, 2000:
1) the Partnership had sold or disposed of five real property investments; 2) the Partnership and its Affiliate dissolved the joint venture following the sale of the joint venture's real property investment and 3) all four of the mortgage loan investments were repaid to the Partnership.

Property management services for the Partnership's property is provided by a third party property management company. All services are provided for fees calculated as a percentage of gross rents received by the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The Property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 2001, there were no employees at the Partnership's property.

ITEM 2. PROPERTIES (A)(B)

As of December 31, 2000, the Partnership owned the following property investment, which was owned in fee simple.

                                                    Net Leasable        Number of
   Property Name               Location             Sq. Footage        Tenants (c)
----------------------------------------------------------------------------------
Walker Springs Plaza     Knoxville, Tennessee         161,557              7(3)
----------------------------------------------------------------------------------

(a) For a discussion of operating results and major capital expenditures planned for the Partnership's property refer to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.
(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 18 years to 39 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate tax expense for Walker Springs Plaza was $150,400 for the year ended December 31, 2000. In the opinion of the Managing General Partner, the Partnership's property is adequately insured and serviced by all necessary utilities.
(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents Walker Springs' occupancy rates as of December 31 for each of the last five years:

   Property Name           2000           1999           1998           1997            1996
--------------------------------------------------------------------------------------------
Walker Springs Plaza       60%            72%            73%            100%            100%
--------------------------------------------------------------------------------------------

The amounts in the following table represent Walker Springs average annual base rental rate per square foot for each of the last five years ended December 31 and were computed by dividing the property's base rental revenues by its average occupied square footage:

   Property Name           2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------
Walker Springs Plaza       $6.03           $5.81           $5.59           $5.36           $5.30
------------------------------------------------------------------------------------------------

The following table summarizes the principal provisions of the leases for each of the tenants who occupy ten percent or more of the rentable square footage at Walker Springs as of December 31, 2000:

                               Per annum                                      Renewal
                           Base Rents (a) for               Percentage of     Options
                        ------------------------ Expiration  Net Leasable    (Renewal
                                  Final Twelve    Date of   Square Footage Options/Years
                          2001   Months of Lease   Lease       Occupied     per option)
----------------------------------------------------------------------------------------
Books-A-Million (b)
 (book store)           $123,100    $123,100     3/31/2003       22%           1 / 5
Kingsford Pike Antique
 Mall (Antiques)        $121,500    $121,500     8/31/2005       11%           1 / 5
Revco D.S., Inc.
 (drugstore)            $ 41,000    $ 41,000     3/31/2003       10%           2 / 5
----------------------------------------------------------------------------------------

(a) The per annum base rents for each of the tenants listed above for each of the years between 2001 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.
(b) Space is sublet from Kroger. Pursuant to the terms of the lease, Kroger is lessee.

The amounts in the following table represent the base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2010:

                                                    Base Rents in
                   Number of         Square            Year of               % of Total
        Year        Tenants           Feet          Expiration (a)         Base Rents (b)
           ------------------------------------------------------------------------------
        2001          1               4,000            $ 49,500                 8.11%
        2002          0                None                None                 0.00%
        2003          2              51,800            $ 41,000                 9.34%
        2004          1              11,600            $ 47,900                15.80%
        2005          3              29,100            $207,000               100.00%
        2006          0                None                None                 0.00%
        2007          0                None                None                 0.00%
        2008          0                None                None                 0.00%
        2009          0                None                None                 0.00%
        2010          0                None                None                 0.00%
           ------------------------------------------------------------------------------

(a) Represents the base rents to be collected each year on expiring leases. (Note: Since leases expire at different dates in each year, the amounts in this column do not purport to include a full year's base rent on expiring leases).
(b) Represents the base rents to be collected each year on expiring leases as a percentage of the total base rents scheduled to be collected on leases in effect as of December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2000. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2001, there were 5,764 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------
Total revenues            $ 1,537,300 $ 7,910,800 $ 4,371,400 $ 4,746,700 $ 5,310,200
Net income                $   966,700 $ 5,945,600 $ 1,446,400 $   909,200 $   760,300
Net income allocated to
 Limited Partners         $   904,500 $ 5,694,000 $ 1,263,000 $   717,000 $   509,000
Net income allocated to
 Limited Partners per
 Unit (70,000 Units
 outstanding)             $     12.92 $     81.34 $     18.04 $     10.24 $      7.27
Total assets              $11,171,600 $24,138,300 $20,141,900 $26,557,900 $27,746,400
Declared distributions
 to Limited Partners per
 Unit (70,000 Units
 outstanding) (a)         $      8.00 $    210.00 $    104.50 $     26.00 $     91.50
Return of capital to
 Limited Partners per
 Unit (70,000 Units
 outstanding) (b)                None $    128.66 $     86.46 $     15.76 $     84.23
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $ 4,638,200 $ 4,777,900 $14,410,000 $21,066,800 $22,369,600
Number of real property
 interests owned at
 December 31                        1           1           2           3           3
-------------------------------------------------------------------------------------

(a) Declared distributions to Limited Partners per Unit for the years ended December 31, 1999, 1998 and 1996 included Sales Proceeds of $188.00, $80.50 and $57.00, respectively.
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              2000         1999         1998         1997         1996
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  1,134,400  $   838,700  $ 2,523,300  $ 2,617,600  $ 3,177,300
Items of reconciliation:
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets                7,500       26,800       41,600      133,300       (2,700)
  Increase (decrease) in
   current liabilities         105,800     (221,700)    (256,200)     (82,600)      91,900
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  1,247,700  $   643,800  $ 2,308,700  $ 2,668,300  $ 3,266,500
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 18,807,100  $  (852,500) $ 2,336,300  $   670,400  $(1,469,100)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(14,039,200) $(1,727,500) $(7,606,200) $(2,015,100) $(7,015,900)
-------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-11 in this report and the supplemental schedule on pages A-12 and A-13.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 2000: 1) the Partnership sold or disposed of five of its real property investments; 2) the Partnership and its affiliate dissolved the Joint Venture as a result of the sale of the real property investment owned by the Joint Venture and 3) all four of the mortgage loan investments were repaid to the Partnership.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 2000, 1999 and 1998. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                            Comparative Operating Results
                                         (a)
                            For the Years Ended December
                                         31,
                            ------------------------------
                              2000     1999        1998
----------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues             $783,500 $ 893,800  $  953,200
----------------------------------------------------------
Property net income         $324,600 $ 321,000  $  418,300
----------------------------------------------------------
Average occupancy                60%       72%         82%
----------------------------------------------------------
BROOKWOOD METROPLEX OFFICE BUILDINGS I & II (B)
Rental revenues             $  1,100 $ 959,200  $2,515,600
----------------------------------------------------------
Property net income (loss)  $  1,400 $(291,600) $  773,400
----------------------------------------------------------

                            Comparative Operating Results (a)
                            For the Years Ended December 31,
                            --------------------------------
                              2000       1999           1998
-----------------------------------------------------------------
OLD MILL PLACE SHOPPING CENTER (C)
Rental revenues                       $     (2,500) $     488,700
-----------------------------------------------------------------
Property net (loss) income            $     (2,500) $     310,800
-----------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property was sold in November 1999. Property net (loss) excludes the gain of $5,779,800 recorded on the sale of Brookwood Metroplex Office Building I & II ("Brookwood"), which was included in the Statement of Income and Expenses for the year ended December 31, 1999.
(c) Property was sold in June 1998. Property net income excludes the loss of $332,800 recorded on the sale of Old Mill Place Shopping Center ("Old Mill"), which was included in the Statement of Income and Expenses for the year ended December 31, 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999
Net income decreased by $4,978,900 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the 1999 gain recorded on the sale of Brookwood. The decrease was partially offset by an increase in interest income and the absence of operating (losses) from Brookwood in 2000 due to its 1999 sale.

Net income, exclusive of Brookwood, increased by $505,300 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The increase was due to the increase in interest earned on the Partnership's short-term investments, which was due to the investment of Brookwood cash sale proceeds prior to distribution to Partners on May 31, 2000.

The following comparative discussion includes only the operating results of Walker Springs Plaza Shopping Center ("Walker Springs").

Rental revenues decreased by $110,300 or 12.3% for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to a decline in average occupancy.

Real estate tax expense decrease by $37,100 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily the result of successful appeals of real estate taxes for 1999, which resulted in the receipt of refunds and a lower projected expense for 2000.

Repair and maintenance expenses decreased by $31,600 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the effects of the decline in average occupancy together with a decrease in repairs to the roof incurred in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Property operating expenses decreased by $22,100 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the effects of the decline in average occupancy.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998
Net income increased by $4,499,200 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the gain recorded in 1999 on the sale of Brookwood. In addition, the increase was due to the loss recorded in 1998 on the sale of Old Mill. The increase was partially offset by a decline in operating results at Brookwood, Old Mill and Walker Springs. The increase was also partially offset by a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average cash available for investment.

The decline in 1999 operating results at Brookwood was primarily due to a tenant who occupied a significant portion of the rentable space at Brookwood vacating upon the expiration of their lease (December 31, 1998). The decline in operating results at Old Mill was due to its June 1998 sale.

Net income, exclusive of the properties sold in 1999 and 1998, decreased by $235,100 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the decrease in interest income and the decline in operating results at Walker Springs.

The following comparative discussion includes only the results of Walker
Springs.

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

To increase and/or maintain the occupancy level at the Partnership's remaining property, the Managing General Partner, through the asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals, for which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined break-even amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

The increase in Cash Flow (as defined in the Partnership Agreement) of $295,700 for the year ended December 31, 2000 when compared to year ended December 31, 1999 was primarily due the increase in interest earned on the Partnership's short-term investments, as previously discussed.

The increase in the Partnership's cash position of $6,015,600 for the year ended December 31, 2000 was primarily the result of the net maturity of the Partnership's December 31, 1999 investments in debt securities and cash provided by operating activities, which exceeded distributions paid to Partners. Liquid assets, including cash and cash equivalents, of the Partnership as of December 31, 2000 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $603,900 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the increase in interest earned on the Partnership's short-term investments, as previously discussed, together with the timing of the payment of certain expenses.

Net cash (used for) provided by investing activities changed from $(852,500) for the year ended December 31, 1999 to $18,807,100 for the year ended December 31, 2000. The change was primarily due to the 2000 maturity of 1999 investments in debt securities. The cash proceeds received from the sale of Brookwood during 1999 were invested in debt securities until their distribution to Limited Partners in 2000.

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

As of December 31, 2000, Walker Springs had approximately 65,100 square feet of vacant space or 40% of its net leasable square footage ("NLS"). During 2001, the Partnership entered into a lease agreement with a new tenant to occupy approximately 24% of the NLS. This tenant's lease, which runs for ten years with tenant options for three additional five year periods, commences during 2001 with the Partnership scheduled to begin receiving monthly base rent of $19,500 in early 2002. In accordance with the terms of this lease, the Partnership will incur $180,000 of capital and tenant improvements during 2001. In addition, the Partnership is expected to incur an additional $85,000 in capital and tenant improvement costs related to leasing the remaining vacant space at Walker Springs.

The increase in net cash used for financing activities of $12,311,700 for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was primarily due to the May 31, 2000 special distribution of proceeds of $13,160,000 from the sale of Brookwood.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated building and tenant improvements and leasing costs necessary to be made at Walker Springs during the next several years. For the year ended December 31, 2000, the Partnership retained $512,200 of Cash Flow (as defined in the Partnership Agreement) to supplement working capital reserves.

Distributions to Limited Partners for the quarter ended December 31, 2000 were declared in the amount of $140,000 or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the Managing General Partner. The directors of FCFC, as of March 1, 2001, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2001.

       NAME                                                              OFFICE
       ----                                                              ------
       Douglas Crocker II.............................................. Director
       Donald J. Liebentritt........................................... Director

Douglas Crocker II, 60, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Donald J. Liebentritt, 50, has been Vice President of the Managing General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC, Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 1, 2001 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       NAME                                               OFFICE
       ----                                               ------
       Douglas Crocker II................. President and Chief Executive Officer
       Donald J. Liebentritt.............. Vice President
       Norman M. Field.................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Norman M. Field, 52, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and July 1997 until November 2000.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a-d) As stated in Item 10, the Partnership has no officers or directors.
      Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2000. However, the Managing General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2001, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 70,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2001, none of the executive officers and directors of the Managing General Partner owned any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the Managing General Partner provide or provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed, plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 2000, these

   Affiliates were entitled to leasing, property management and supervisory fees of $8,600. In addition, during 2000 the Partnership received $33,900 in refunds related to these services. Other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of $28,400 for insurance and personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, $1,100 was due to Affiliates as of December 31, 2000.

  As of December 31, 2000, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the previous sale of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

  In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2000, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $62,200.

(b) None.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a, c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     VIII

                                     BY:  FIRST CAPITAL FINANCIAL LLC MANAGING
                                        GENERAL PARTNER

Dated: March 23, 2001                           /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        /s/ DOUGLAS CROCKER II           March 23, 2001    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the Managing General
                                                            Partner

      /s/ DONALD J. LIEBENTRITT          March 23, 2001    Vice President and
______________________________________                      Director of the Managing
        DONALD J. LIEBENTRITT                               General Partner

         /s/ NORMAN M. FIELD             March 23, 2001    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
-------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 2000 and 1999                        A-3
Statements of Partners' Capital for the Years Ended
 December 31, 2000, 1999 and 1998                                      A-4
Statements of Income and Expenses for the Years
 Ended December 31, 2000, 1999 and 1998                                A-5
Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                                      A-6
Notes to Financial Statements                                      A-7 to A-11
SCHEDULE FILED AS PART OF THIS REPORT
III--Real Estate and Accumulated Depreciation as of December 31,
 2000                                                             A-12 and A-13
-------------------------------------------------------------------------------

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

Lease Agreement with Hubney Fitness Corporation, d/b/a The Rush Fitness Complex, a lease whose revenues are expected to exceed 10% of the Partnership's revenues.

EXHIBIT (13) Annual Report to Security Holders

The 1999 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.-Series VIII
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.-Series VIII as of December 31, 2000 and 1999, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.-Series VIII at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     Ernst & Young LLP

Chicago, Illinois
February 1, 2001

BALANCE SHEETS
December 31, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                  2000         1999
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,784,700  $ 1,784,700
 Buildings and improvements                      5,687,500    5,659,500
------------------------------------------------------------------------
                                                 7,472,200    7,444,200
 Accumulated depreciation and amortization      (2,834,000)  (2,666,300)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  4,638,200    4,777,900
Cash and cash equivalents                        6,471,400      455,800
Investments in debt securities                               18,835,100
Rents receivable                                    56,100       69,500
Other assets                                         5,900
------------------------------------------------------------------------
                                               $11,171,600  $24,138,300
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   270,100  $   186,700
 Due to Affiliates, net                             38,800        8,500
 Security deposits                                  30,500       15,300
 Distributions payable                             155,600   13,587,800
 Other liabilities                                                7,900
------------------------------------------------------------------------
                                                   495,000   13,806,200
------------------------------------------------------------------------
Partners' capital:
 General Partners                                   50,100       50,100
 Limited Partners (70,000 Units issued and
  outstanding)                                  10,626,500   10,282,000
------------------------------------------------------------------------
                                                10,676,600   10,332,100
------------------------------------------------------------------------
                                               $11,171,600  $24,138,300
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                       General     Limited
                                      Partners     Partners       Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1998                      $ (27,000) $ 25,340,000  $ 25,313,000
Net income for the year ended
 December 31, 1998                      183,400     1,263,000     1,446,400
Distributions for the year ended
 December 31, 1998                     (186,700)   (7,315,000)   (7,501,700)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1998                      (30,300)   19,288,000    19,257,700
Net income for the year ended
 December 31, 1999                      251,600     5,694,000     5,945,600
Distributions for the year ended
 December 31, 1999                     (171,200)  (14,700,000)  (14,871,200)
----------------------------------------------------------------------------
Partners' capital, December 31, 1999     50,100    10,282,000    10,332,100
Net income for the year ended
 December 31, 2000                       62,200       904,500       966,700
Distributions for the year ended
 December 31, 2000                      (62,200)     (560,000)     (622,200)
----------------------------------------------------------------------------
Partners' capital, December 31, 2000  $  50,100  $ 10,626,500  $ 10,676,600
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 2000       1999       1998
------------------------------------------------------------------------------
Income:
 Rental                                       $  784,600 $1,850,500 $3,957,600
 Interest                                        752,700    280,500    413,800
 Gain on sale of property                                 5,779,800
------------------------------------------------------------------------------
                                               1,537,300  7,910,800  4,371,400
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                   167,700    672,900    744,100
 Property operating:
  Affiliates                                       8,600     12,600    188,200
  Nonaffiliates                                   86,500    456,400    657,600
 Real estate taxes                               150,400    301,000    391,900
 Insurance--Affiliate                             20,200     25,800     34,900
 Repairs and maintenance                          29,000    354,900    438,300
 General and administrative:
  Affiliates                                       8,200     29,900     26,100
  Nonaffiliates                                  100,000    111,700    111,100
 Loss on sale of property                                              332,800
------------------------------------------------------------------------------
                                                 570,600  1,965,200  2,925,000
------------------------------------------------------------------------------
Net income                                    $  966,700 $5,945,600 $1,446,400
------------------------------------------------------------------------------
Net income allocated to General Partners      $   62,200 $  251,600 $  183,400
------------------------------------------------------------------------------
Net income allocated to Limited Partners      $  904,500 $5,694,000 $1,263,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (70,000 Units outstanding)              $    12.92 $    81.34 $    18.04
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                           2000          1999         1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $    966,700  $  5,945,600  $ 1,446,400
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization             167,700       672,900      744,100
  (Gain) loss on sale of property                      (5,779,800)     332,800
  Changes in assets and liabilities:
   Decrease in rents receivable              13,400        25,700       28,200
   (Increase) decrease in other assets       (5,900)        1,100       13,400
   Increase (decrease) in accounts
    payable and accrued expenses             83,400      (167,200)    (266,200)
   Increase (decrease) in due to
    Affiliates                               30,300       (48,100)      28,400
   (Decrease) in other liabilities           (7,900)       (6,400)     (18,400)
-------------------------------------------------------------------------------
    Net cash provided by operating
     activities                           1,247,700       643,800    2,308,700
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                              (28,000)     (374,000)     (81,800)
 Decrease (increase) in investments in
  debt securities                        18,835,100   (15,591,500)  (3,243,600)
 Proceeds from the sale of property                    15,113,000    5,661,700
-------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                18,807,100      (852,500)   2,336,300
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (14,054,400)   (1,711,200)  (7,579,500)
 Increase (decrease) in security
  deposits                                   15,200       (16,300)     (26,700)
-------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (14,039,200)   (1,727,500)  (7,606,200)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                         6,015,600    (1,936,200)  (2,961,200)
Cash and cash equivalents at the
 beginning of the year                      455,800     2,392,000    5,353,200
-------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $  6,471,400  $    455,800  $ 2,392,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's main focus, therefore, is to prepare its remaining asset for sale and find a purchaser when market conditions warrant such an action. The adoption of Statement 131 did not effect the results of operations or financial position of the Partnership. The Partnership has three tenants who occupy 43% of the Partnership's rental property. These tenants occupied 22%, 11% and 10% of the Partnership's rentable space, respectively.

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

Investments in debt securities were comprised of obligations of the United States government and were classified as held-to-maturity. These investments were carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair values of financial instruments, including cash and cash equivalents, was not materially different from their carrying values atDecember 31, 2000 and 1999.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2000 the General Partners were paid a Partnership Management Fee and allocated Net Profits of $62,200. For the year ended December 31, 1999, the General Partners were paid a Partnership Management Fee of $171,200 and allocated Net Profits of $251,600, which included a gain on the sale of a property of $80,400. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $186,700 and allocated Net Profits of $183,400, which included a (loss) on the sale of property of $(3,300).

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                               2000              1999               1998
                         ----------------- -----------------  ----------------
                           Paid    Payable   Paid   Payable     Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees            $(25,300)    None $ 65,300 $(33,900) $136,100 $14,300
Real estate commission
 (a)                         None  $37,700     None   37,700      None  37,700
Reimbursements of
 property insurance
 premiums                  20,200     None   25,800     None    34,900    None
Legal                        None     None   61,800     None    48,800   1,000
Reimbursements of
 expenses at cost:
 --Accounting               5,500     None   16,200    3,800    16,400   2,700
 --Investor
  communication             6,300    1,100   11,900      900     5,700     900
------------------------------------------------------------------------------
                         $  6,700  $38,800 $181,000 $  8,500  $241,900 $56,600
------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense is due to capitalized legal costs.

(a) As of December 31, 2000, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the previous sale of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

3. FUTURE MINIMUM RENTALS:

Future minimum rental income due on noncancelable leases as of December 31, 2000 were as follows:

                    2001        $   610,500
                    2002            561,800
                    2003            439,300
                    2004            302,900
                    2005            207,000
                    Thereafter           --
                             --------------
                                $ 2,121,500
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 2000, 1999 and 1998 were $0, $0 and $4,200, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property for financial statement purposes and provisions for value impairment. For the years ended December 31, 2000, 1999 and 1998, net income for tax reporting purposes were $816,700, $10,961,500 and $3,902,800, respectively. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 2000 was $7,472,200.

5. PROPERTY SALES:

On November 23, 1999, the Partnership consummated the sale of Brookwood Metroplex Office Buildings I & II for a sale price of $15,250,000. Net Proceeds from this transaction amounted to $15,113,000, which was net of closing expenses. In addition, the Partnership received additional proceeds from the buyer totaling $1,122,700, which represented a reimbursement for certain costs incurred in re-tenanting Brookwood. The Partnership recorded a gain of $5,779,800 for the year ended December 31, 1999 and distributed $13,160,000 or $188.00 per Unit on May 31, 2000 to Limited Partners of record as of November 23, 1999. The remaining proceeds were retained to facilitate the re-tenanting of Walker Springs Plaza Shopping Center.

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

The above sales, with the exception of post-sale matters, were all-cash transactions, with no further involvement on the part of the Partnership.

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2000

    Column A           Column C             Column D                   Column E              Column F  Column G  Column H
---------------- --------------------- ------------------- -------------------------------- ---------- --------- ---------
                                        Costs capitalized
                     Initial cost         subsequent to         Gross amount at which
                  to Partnership (1)       acquisition        carried at close of period
                 --------------------- ------------------- --------------------------------
                            Buildings                                 Buildings              Accumu-
                               and                Carrying               and                  lated     Date of
                             Improve-   Improve-   Costs               Improve-    Total    Deprecia-  construc-   Date
  Description       Land      ments      ments      (2)       Land      ments      (3)(4)    tion (3)    tion    Acquired
--------------------------------------------------------------------------------------------------------------------------
Walker Springs
Plaza Shopping
Center
(Knoxville, TN)  $1,756,800 $4,440,200 $1,176,800 $98,400  $1,784,700 $5,687,500 $7,472,200 $2,834,000   1972    Dec. 1983
--------------------------------------------------------------------------------------------------------------------------
    Column A        Column I
---------------- ---------------
                  Life on which
                 depreciation in
                  latest income
                  statements is
  Description       computed
--------------------------------------------------------------------------------------------------------------------------
Walker Springs        35 (5)
Plaza Shopping      3 - 7(6)
Center
(Knoxville, TN)
--------------------------------------------------------------------------------------------------------------------------

Column B--Not Applicable.
A-8
                  See accompanying notes on the following page

NOTES TO SCHEDULE III

Note 1. Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3. The following is a reconciliation of activity in Columns E and F.

                                                       Years Ended
                        ---------------------------------------------------------------------------
                           December 31, 2000       December 31, 1999         December 31, 1998
                        ----------------------- ------------------------- -------------------------
                                   Accumulated               Accumulated               Accumulated
                           Cost    Depreciation    Cost      Depreciation    Cost      Depreciation
---------------------------------------------------------------------------------------------------
Balance at the
 beginning of the year  $7,444,200  $2,666,300  $24,019,400   $9,609,400  $33,709,500  $12,642,700
Additions during the
 year:
 Improvements               28,000                  374,000                    81,800
 Provision for
  depreciation                         167,700                   672,900                   744,100
Deductions during the
 year:
 Basis of real property
  sold                                          (16,949,200)               (9,771,900)
 Accumulated
  depreciation on sold
  real property                                               (7,616,000)               (3,777,400)
---------------------------------------------------------------------------------------------------
Balance at the end of
 the year               $7,472,200  $2,834,000  $ 7,444,200   $2,666,300  $24,019,400   $9,609,400
---------------------------------------------------------------------------------------------------

Note 4. The aggregate cost for federal income tax purposes at December 31, 2000 was $7,472,200.

Note 5. Estimated useful life for building.

Note 6. Estimated useful life for improvements.