Form 10-Q
period 2001-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2001-05-10
CIK 703482

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

  FOR THE PERIOD ENDED MARCH 31, 2001

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  2001      December 31,
                                               (Unaudited)      2000
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,784,700  $ 1,784,700
 Buildings and improvements                      5,687,500    5,687,500
------------------------------------------------------------------------
                                                 7,472,200    7,472,200
 Accumulated depreciation and amortization      (2,876,000)  (2,834,000)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  4,596,200    4,638,200
Cash and cash equivalents                        6,446,400    6,471,400
Rents receivable                                    25,900       56,100
Other assets                                         1,400        5,900
------------------------------------------------------------------------
                                               $11,069,900  $11,171,600
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   220,800  $   270,100
 Due to Affiliates                                  39,400       38,800
 Distributions payable                             155,600      155,600
 Security deposits                                  30,500       30,500
 Other liabilities                                     200
------------------------------------------------------------------------
                                                   446,500      495,000
------------------------------------------------------------------------
Partners' capital:
 General Partners                                   50,100       50,100
 Limited Partners (70,000 Units issued and
  outstanding)                                  10,573,300   10,626,500
------------------------------------------------------------------------
                                                10,623,400   10,676,600
------------------------------------------------------------------------
                                               $11,069,900  $11,171,600
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 2000          $ 50,100  $10,282,000  $10,332,100
Net income for the year ended December 31,
 2000                                         62,200      904,500      966,700
Distributions for the year ended December
 31, 2000                                    (62,200)    (560,000)    (622,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 2000          50,100   10,626,500   10,676,600
Net income for the quarter ended March 31,
 2001                                         15,600       86,800      102,400
Distributions for the quarter ended March
 31, 2001                                    (15,600)    (140,000)    (155,600)
-------------------------------------------------------------------------------
Partners' capital, March 31, 2001           $ 50,100  $10,573,300  $10,623,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001     2000
----------------------------------------------------------------------------
Income:
 Rental                                                    $164,800 $235,900
 Interest                                                    88,600  328,300
----------------------------------------------------------------------------
                                                            253,400  564,200
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               42,000   48,700
 Property operating:
  Affiliates                                                  2,100    6,100
  Nonaffiliates                                              37,200   23,600
 Real estate taxes                                           31,200   43,500
 Insurance--Affiliate                                         3,600    4,000
 Repairs and maintenance                                      7,100    7,800
 General and administrative:
  Affiliates                                                  1,500    2,400
  Nonaffiliates                                              26,300   29,900
----------------------------------------------------------------------------
                                                            151,000  166,000
----------------------------------------------------------------------------
Net income                                                 $102,400 $398,200
----------------------------------------------------------------------------
Net income allocated to General Partners                   $ 15,600 $ 15,600
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 86,800 $382,600
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   1.24 $   5.47
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001       2000
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  102,400  $ 398,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            42,000     48,700
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                 30,200    (15,000)
   Decrease in other assets                                 4,500         --
   (Decrease) increase in accounts payable and accrued
    expenses                                              (49,300)    24,700
   Increase (decrease) in due to Affiliates                   600     (4,600)
   Increase (decrease) in other liabilities                   200       (100)
-----------------------------------------------------------------------------
    Net cash provided by operating activities             130,600    451,900
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities, net               --    249,900
-----------------------------------------------------------------------------
    Net cash provided by investing activities                  --    249,900
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (155,600)  (427,800)
-----------------------------------------------------------------------------
    Net cash (used for) financing activities             (155,600)  (427,800)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (25,000)   274,000
Cash and cash equivalents at the beginning of the
 period                                                 6,471,400    455,800
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $6,446,400  $ 729,800
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

Reference is made to the Partnership's annual report for the year ended December 31, 2000 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For both of the three months ended March 31, 2001 and 2000, the General Partners' were paid a Partnership Management Fee and allocated Net Profits of $15,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2001 were as follows:

                                                 Paid  Payable
--------------------------------------------------------------
Property and asset management and leasing fees  $2,100    None
Reimbursement of property insurance premiums     3,600    None
Real estate commission (a)                        None $37,700
Reimbursement of expenses, at cost:
 --Investor communications                         900   1,700
--------------------------------------------------------------
                                                $6,600 $39,400
--------------------------------------------------------------

(a) As of March 31, 2001, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 2000 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of certain operating results of the Partnership's property for the quarters ended March 31, 2001 and 2000. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative
                     Operating Results
                            (a)
                     For the Quarters
                           Ended
                     3/31/01  3/31/00
--------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $164,800 $234,700
--------------------------------------
Property net income  $ 41,700 $103,700
--------------------------------------
Average occupancy         60%      72%
--------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income decreased by $295,800 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily the result of a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment. Proceeds from the sale of Brookwood Metroplex were invested until their distribution to Limited Partners on May 31, 2000. The decrease was also due to diminished operating results at Walker Springs Plaza Shopping Center ("Walker Springs").

The following comparative discussion includes only the operating results of Walker Springs.

Rental revenues decreased by $69,900 or 29.8% for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due to a decrease in tenant reimbursement for common area and real estate tax expenses. The decrease was also due to a decrease in base rental income, which was due to the decline in occupancy.

Real estate tax expense decreased by $12,300 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due to a projected decrease in the assessed value of the property.

Property operating expenses increased by $9,600 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The increase was primarily due to legal expenses incurred in re-tenanting the property.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income during a fiscal year, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by accounting principles generally accepted in the United States ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                      Comparative Cash
                                                        Flow Results
                                                      For the Quarters
                                                            Ended
                                                      3/31/01    3/31/00
--------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 144,400  $ 446,900
Items of reconciliation:
 Decrease (increase) in current assets                  34,700    (15,000)
 (Decrease) increase in current liabilities            (48,500)    20,000
--------------------------------------------------------------------------
Net cash provided by operating activities            $ 130,600  $ 451,900
--------------------------------------------------------------------------
Net cash provided by investing activities            $      --  $ 249,900
--------------------------------------------------------------------------
Net cash (used for) financing activities             $(155,600) $(427,800)
--------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $302,500 for the three months ended March 31, 2001 when compared to three months ended March 31, 2000 was primarily due to the decrease in net income, as previously discussed.

The decrease in the Partnership's cash position of $25,000 for the three months ended March 31, 2001 was primarily the result of distributions to Partners exceeding net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2001 are comprised of amounts held for distribution to Partners and working capital purposes.

Net cash provided by operating activities decreased by $321,300 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due the decrease in net income, as previously discussed. The decrease was also due to the timing of the payment of certain expenses.

Net cash provided by investing activities decreased by $249,900 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was due to the net maturity of amounts invested in debt securities during the quarter ended March 31, 2000.

The Partnership has no financial instruments for which there are significant market risks.

As of December 31, 2000, Walker Springs had approximately 65,100 square feet of vacant space or 40% of its net leasable square footage ("NLS"). During 2001, the Partnership entered into a lease agreement with a new tenant to occupy approximately 24% of the NLS. This tenant's lease, which runs for ten years, with tenant options for three additional five year periods, commences during 2001 with the Partnership scheduled to begin receiving monthly base rent of $19,500 in early 2002. In accordance with the terms of this lease, the Partnership will incur approximately $180,000 of capital and tenant improvements during 2001.

The decrease in net cash used for financing activities of $272,200 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 was due to a reduction in distributions to Partners.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated building and tenant improvements and leasing costs necessary to be incurred at Walker Springs during the next several years. For the quarter ended March 31, 2001, the Partnership utilized Cash Flow (as defined by the Partnership Agreement) and $11,200 of previously retained Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners. As a result of the sale of Brookwood, the Partnership's Cash Flow (as defined in the Partnership Agreement) has been reduced. Consistent with this, the Partnership has reduced it quarterly cash distributions to Partners.

Distributions to Limited Partners for the quarter ended March 31, 2001 were declared in the amount of $140,000, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership, including the costs associated with the re-tenanting of Walker Springs. Accordingly, there can be no assurance as to the amounts of cash available for future distributions to Partners.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES VIII

                                     By: FIRST CAPITAL FINANCIAL LLC
                                        MANAGING GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: May 11, 2001                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: May 11, 2001                   By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER