Form 10-Q
period 2001-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2001-08-10
CIK 703482

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

  FOR THE PERIOD ENDED JUNE 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM    TO

  COMMISSION FILE NUMBER 0-12537

               FIRST CAPITAL INCOME PROPERTIES, LTD.-SERIES VIII
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  2001      December 31,
                                               (Unaudited)      2000
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,784,700  $ 1,784,700
 Buildings and improvements                      5,809,700    5,687,500
------------------------------------------------------------------------
                                                 7,594,400    7,472,200
 Accumulated depreciation and amortization      (2,919,800)  (2,834,000)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  4,674,600    4,638,200
Cash and cash equivalents                        6,501,600    6,471,400
Rents receivable                                        --       56,100
Other assets                                         1,400        5,900
------------------------------------------------------------------------
                                               $11,177,600  $11,171,600
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   363,100  $   270,100
 Due to Affiliates                                  40,800       38,800
 Distributions payable                             155,600      155,600
 Security deposits                                  30,500       30,500
 Other liabilities                                     200           --
------------------------------------------------------------------------
                                                   590,200      495,000
------------------------------------------------------------------------
Partners' capital:
 General Partners                                   50,100       50,100
 Limited Partners (70,000 Units issued and
  outstanding)                                  10,537,300   10,626,500
------------------------------------------------------------------------
                                                10,587,400   10,676,600
------------------------------------------------------------------------
                                               $11,177,600  $11,171,600
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 2000          $ 50,100  $10,282,000  $10,332,100
Net income for the year ended December 31,
 2000                                         62,200      904,500      966,700
Distributions for the year ended December
 31, 2000                                    (62,200)    (560,000)    (622,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 2000          50,100   10,626,500   10,676,600
Net income for the six months ended
 June 30, 2001                                31,100      190,800      221,900
Distributions for the six months ended
 June 30, 2001                               (31,100)    (280,000)    (311,100)
-------------------------------------------------------------------------------
Partners' capital, June 30, 2001            $ 50,100  $10,537,300  $10,587,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001     2000
----------------------------------------------------------------------------
Income:
 Rental                                                    $203,800 $185,100
 Interest                                                    72,000  216,300
----------------------------------------------------------------------------
                                                            275,800  401,400
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               43,800   48,600
 Property operating:
  Affiliates                                                  1,300    1,100
  Nonaffiliates                                              24,900   30,600
 Real estate taxes                                           41,000   30,800
 Insurance--Affiliate                                         9,200    8,600
 Repairs and maintenance                                      5,900    4,200
 General and administrative:
  Affiliates                                                  2,300    2,900
  Nonaffiliates                                              27,900   34,400
----------------------------------------------------------------------------
                                                            156,300  161,200
----------------------------------------------------------------------------
Net income                                                 $119,500 $240,200
----------------------------------------------------------------------------
Net income allocated to General Partners                   $ 15,500 $ 15,500
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $104,000 $224,700
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   1.49 $   3.21
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001     2000
----------------------------------------------------------------------------
Income:
 Rental                                                    $368,600 $421,000
 Interest                                                   160,600  544,600
----------------------------------------------------------------------------
                                                            529,200  965,600
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               85,800   97,300
 Property operating:
  Affiliates                                                  3,400    7,200
  Nonaffiliates                                              62,100   54,200
 Real estate taxes                                           72,200   74,300
 Insurance--Affiliate                                        12,800   12,600
 Repairs and maintenance                                     13,000   12,000
 General and administrative:
  Affiliates                                                  3,800    5,300
  Nonaffiliates                                              54,200   64,300
----------------------------------------------------------------------------
                                                            307,300  327,200
----------------------------------------------------------------------------
Net income                                                 $221,900 $638,400
----------------------------------------------------------------------------
Net income allocated to General Partners                   $ 31,100 $ 31,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $190,800 $607,300
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000
 Units outstanding)                                        $   2.73 $   8.68
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        2001         2000
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $  221,900  $    638,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          85,800        97,300
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable               56,100       (13,900)
   Decrease in other assets                               4,500            --
   Increase in accounts payable and accrued expenses     93,000        77,900
   Increase in due to Affiliates                          2,000        29,500
   Increase (decrease) in other liabilities                 200          (200)
------------------------------------------------------------------------------
    Net cash provided by operating activities           463,500       829,000
------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                  --    18,835,100
 Payments for capital and tenant improvements          (122,200)       (1,100)
------------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                        (122,200)   18,834,000
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (311,100)  (13,727,800)
 Increase in security deposits                               --         1,700
------------------------------------------------------------------------------
    Net cash (used for) financing activities           (311,100)  (13,726,100)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                30,200     5,936,900
Cash and cash equivalents at the beginning of the
 period                                               6,471,400       455,800
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $6,501,600  $  6,392,700
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2001 and 2000, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $15,500 and $31,100, respectively.

TRANSFER AGENT AND REGISTRAR
MMS ESCROW & TRANSFER AGENCY, INC.
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364
[LOGO OF FIRST CAPITAL INCOME PROP.]
[LOGO OF FIRST CAPITAL FINANCIAL CORP.]

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2001 were as follows:

                                                     Paid
                                              ------------------
                                              Quarter Six Months Payable
------------------------------------------------------------------------
Asset management fees                         $ 1,300  $ 3,400      None
Reimbursement of property insurance premiums    9,100   12,700      None
Real estate commission (a)                       None     None   $37,700
Reimbursement of expenses, at cost:
 --Investor communications                        900    1,800     3,100
------------------------------------------------------------------------
                                              $11,300  $17,900   $40,800
------------------------------------------------------------------------

(a) As of June 30, 2001, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

OPERATIONS
The table below is a recap of certain operating results of Walker Springs Plaza Shopping Center ("Walker Springs") for the quarters and six months ended June 30, 2001 and 2000. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                      Comparative Operating Results (a)
                          For the         For the Six
                      Quarters Ended     Months Ended
                     6/30/01  6/30/00  6/30/01  6/30/00
--------------------------------------------------------
WALKER SPRINGS PLAZA SHOPPING CENTER
Rental revenues      $203,800 $185,200 $368,600 $419,900
--------------------------------------------------------
Property net income  $ 77,700 $ 61,200 $119,400 $164,900
--------------------------------------------------------
Average occupancy         60%      56%      60%      64%
--------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income decreased by $120,700 and $416,500 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000, respectively. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average cash available for investment along with a decrease in the rates earned on those investments. In addition the decrease for the six-month periods under comparison was due to the decline in operating results at Walker Springs.

The following comparative discussion includes only the operating results of Walker Springs.

Rental revenues decreased by $52,400 or 12.4% for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The decrease was primarily due to a decrease in reimbursements for common area and real estate tax expenses.

Rental revenues increased by $18,700 or 10.1% for the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000. The increase was primarily due to an increase in base rental income, which was due to the increase in occupancy.

Real estate tax expense increased by $10,200 for the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000. The increase was primarily the result of a refund received in May 2000 for 1999 taxes. Real estate tax expense remained relatively unchanged for the six-month periods under comparison.

Property operating expenses increased by $6,700 for the six-months ended June 30, 2001 when compared to the six-months ended June 30, 2000. The increase was primarily due to legal expenses incurred in re-tenanting the property. Property operating expenses remained relatively unchanged for the quarterly periods under comparison.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                         Comparative Cash
                                                           Flow Results
                                                        For the Six Months
                                                              Ended
                                                       6/30/01     6/30/00
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 307,700  $    735,700
Items of reconciliation:
 Decrease (increase) in current assets                   60,600       (13,900)
 Increase in current liabilities                         95,200       107,200
------------------------------------------------------------------------------
Net cash provided by operating activities             $ 463,500  $    829,000
------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(122,200) $ 18,834,000
------------------------------------------------------------------------------
Net cash (used for) financing activities              $(311,100) $(13,726,100)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $428,000 for the six months ended June 30, 2001 when compared to six months ended June 30, 2000 was primarily due to the decrease in interest earned on the Partnership's short-term investments, as previously discussed.

The increase in the Partnership's cash position of $30,200 for the six months ended June 30, 2001 was primarily the result of the cash provided by operating activities exceeding cash used for distributions to Partners and capital and tenant improvements. Liquid assets, including cash and cash equivalents, of the Partnership as of June 30, 2001 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $365,500 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The decrease was primarily due to decline in operating results, as previously discussed. The decrease was partially offset by the timing of the receipt of rents at Walker Springs.

Net cash provided by (used for) investing activities changed from $18,834,000 for the six months ended June 30, 2000 to $(122,200) for the six months ended June 30, 2001. The change was primarily due to the 2000 maturity of the Partnership's investments in debt securities. The change was also due to an increase in payments for capital and tenant improvements.

The Partnership has no financial instruments for which there are significant market risks.

As of December 31, 2000, Walker Springs had approximately 65,100 square feet of vacant space or 40% of its net leasable square footage ("NLS"). During 2001, the Partnership entered into a lease agreement with a new tenant to occupy approximately 24% of the NLS. This tenant's lease, which runs for ten years, with tenant options for three additional five year periods, commences during 2001 with the Partnership scheduled to begin receiving monthly base rent of $19,500 in early 2002. In accordance with the terms of this lease, the Partnership will incur approximately $180,000 of capital and tenant improvements.

The decrease in net cash used for financing activities of $13,415,000 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was primarily due to the special distribution of Brookwood sale proceeds on May 31, 2000.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Walker Springs during the next several years. For the six months ended June 30, 2001, the Partnership retained $3,400 of Cash Flow (as defined in the Partnership Agreement) for future cash requirements.

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended June 30, 2001 were declared in the amount of $140,000, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership, including the costs associated with the re-tenanting of Walker Springs. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES VIII

                                     By: FIRST CAPITAL FINANCIAL LLC
                                        MANAGING GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: August 10, 2001                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: August 10, 2001                By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER