Form 10-Q
period 2001-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2001-11-13
CIK 703482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

    For the period ended September 30, 2001

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


                                 Comparative Cash Flow Results
                                   For the Nine Months Ended
                                  9/30/2001       9/30/2000
--------------------------------------------------------------
Cash Flow (as defined in the
  Partnership Agreement)         $ 426,100      $    897,000
Items of reconciliation:
 Decrease in current assets         56,300            43,100
 Increase in current liabilities    67,700           153,700
--------------------------------------------------------------
Net cash provided by
  operating activities           $ 550,100      $  1,093,800
--------------------------------------------------------------
Net cash (used for) provided
  by investing activities        $(139,600)     $ 14,603,700
--------------------------------------------------------------
Net cash (used for) financing
  activities                     $(451,100)     $(13,883,700)
--------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $470,900 for the nine months ended September 30, 2001 when compared to nine months ended September 30, 2000 was primarily due to the decrease in interest earned on the Partnership's short-term investments, as previously discussed. In addition the decrease was due to the income tax charged by the State of Tennessee, as previously discussed.

The decrease in the Partnership's cash position of $40,600 for the nine months ended September 30, 2001 was primarily the result of the distributions paid to Partners and capital and tenant improvements exceeding net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, of the Partnership as of September 30, 2001 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $543,700 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The decrease was primarily due to the decline in operating results, as previously discussed. The decrease was also due to the timing of the payment of certain expenses.

Net cash provided by (used for) investing activities changed from $14,603,700 for the nine months ended September 30, 2000 to $(139,600) for the nine months ended September 30, 2001. The change was primarily due to the 2000 maturity of the Partnership's investments in debt securities. The change was also due to an increase in payments for capital and tenant improvements.

The Partnership has no financial instruments for which there are significant market risks.

As of December 31, 2000, Walker Springs had approximately 65,100 square feet of vacant space or 40% of its net leasable square footage ("NLS"). During 2001, the Partnership entered into a lease agreement with a new tenant to occupy approximately 24% of the NLS. This tenant's lease, which runs for ten years, with tenant options for three additional five year periods, commences during 2001 with the Partnership to begin receiving monthly base rent of $19,500 in early 2002. In accordance with the terms of this lease the Partnership will incur approximately $180,000 of capital and tenant improvements.

The decrease in net cash used for financing activities of $13,432,600 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was primarily due to the special distribution of Brookwood sale proceeds on May 31, 2000.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Walker Springs during the next several years. In addition to Cash Flow (as defined in the Partnership Agreement) for the nine months ended September 30, 2001, the Partnership utilized $40,600 of previously retained Cash Flow (as defined in the Partnership Agreement).

Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the quarter ended September 30, 2001 were declared in the amount of $140,000, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership, including the costs associated with the re-tenanting of Walker Springs. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          September 30,
                                              2001      December 31,
                                           (Unaudited)      2000
            --------------------------------------------------------

            ASSETS
            Investment in commercial
              rental property:
             Land                          $ 1,784,700  $ 1,784,700
             Buildings and
               improvements                  5,827,100    5,687,500
            --------------------------------------------------------
                                             7,611,800    7,472,200
             Accumulated depreciation
               and amortization             (2,968,600)  (2,834,000)
            --------------------------------------------------------
             Total investment property,
               net of accumulated
              depreciation and
               amortization                  4,643,200    4,638,200
            Cash and cash equivalents        6,430,800    6,471,400
            Rents receivable                     4,300       56,100
            Other assets                         1,400        5,900
            --------------------------------------------------------
                                           $11,079,700  $11,171,600
            --------------------------------------------------------

            LIABILITIES AND PARTNERS' CAPITAL
            Liabilities:
             Accounts payable and accrued
               expenses                    $   335,000  $   270,100
             Due to Affiliates, net             41,400       38,800
             Distributions payable             171,100      155,600
             Security deposits                  30,500       30,500
             Other liabilities                     200           --
            --------------------------------------------------------
                                               578,200      495,000
            --------------------------------------------------------
            Partners' capital:
             General Partners                   50,100       50,100
             Limited Partners (70,000
               Units issued and
               outstanding)                 10,451,400   10,626,500
            --------------------------------------------------------
                                            10,501,500   10,676,600
            --------------------------------------------------------
                                           $11,079,700  $11,171,600
            --------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)


                                General    Limited
                                Partners   Partners       Total
             ------------------------------------------------------
             Partners' capital,
               January 1, 2000  $ 50,100  $10,282,000  $10,332,100
             Net income for
               the year ended
              December 31,
               2000               62,200      904,500      966,700
             Distributions for
               the year ended
              December 31,
               2000              (62,200)    (560,000)    (622,200)
             ------------------------------------------------------
             Partners' capital,
               December 31,
               2000               50,100   10,626,500   10,676,600
             Net income for
               the nine months
               ended
               September 30,
               2001               46,700      244,900      291,600
             Distributions for
               the nine months
               ended
               September 30,
               2001              (46,700)    (420,000)    (466,700)
             ------------------------------------------------------
             Partners' capital,
               September 30,
               2001             $ 50,100  $10,451,400  $10,501,500
             ------------------------------------------------------

4
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                        2001     2000
         --------------------------------------------------------------
         Income:
           Rental                                     $202,200 $154,700
           Interest                                     58,500  102,700
         --------------------------------------------------------------
                                                       260,700  257,400
         --------------------------------------------------------------
         Expenses:
           Depreciation and amortization                48,700   48,700
           Property operating:
             Affiliates                                     --      900
             Nonaffiliates                               6,300   26,000
           Real estate taxes                            41,100   32,500
           Insurance--Affiliate                          1,100    1,300
           Repairs and maintenance                       9,400    6,600
           General and administrative:
             Affiliates                                  5,900    1,600
             Nonaffiliates                              78,500   27,200
         --------------------------------------------------------------
                                                       191,000  144,800
         --------------------------------------------------------------
         Net income                                   $ 69,700 $112,600
         --------------------------------------------------------------
         Net income allocated to General Partners     $ 15,600 $ 15,600
         --------------------------------------------------------------
         Net income allocated to Limited Partners     $ 54,100 $ 97,000
         --------------------------------------------------------------
         Net income allocated to Limited Partners per
          Unit (70,000 Units outstanding)             $   0.77 $   1.39
         --------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                           2001      2000
------------------------------------------------------------
Income:
  Rental                                 $570,800 $  575,700
  Interest                                219,100    647,300
------------------------------------------------------------
                                          789,900  1,223,000
------------------------------------------------------------
Expenses:
  Depreciation and amortization           134,500    146,000
  Property operating:
    Affiliates                              3,400      8,100
    Nonaffiliates                          68,400     80,200
  Real estate taxes                       113,300    106,800
  Insurance--Affiliate                     13,900     13,900
  Repairs and maintenance                  22,400     18,600
  General and administrative:
    Affiliates                              9,700      6,900
    Nonaffiliates                         132,700     91,500
------------------------------------------------------------
                                          498,300    472,000
------------------------------------------------------------
Net income                               $291,600 $  751,000
------------------------------------------------------------
Net income allocated to General Partners $ 46,700 $   46,700
------------------------------------------------------------
Net income allocated to Limited Partners $244,900 $  704,300
------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (70,000 Units outstanding)     $   3.50 $    10.06
------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                             2001          2000
-----------------------------------------------------------------
Cash flows from operating activities:
  Net income                              $   291,600  $    751,000
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization             134,500       146,000
    Changes in assets and liabilities:
     Decrease in rents receivable              51,800        43,100
     Decrease in other assets                   4,500
     Increase in accounts payable
      and accrued expenses                     64,900       123,800
     Increase in due to Affiliates              2,600        30,100
     Increase (decrease) in other
      liabilities                                 200          (200)
-----------------------------------------------------------------
    Net cash provided by operating
     activities                               550,100     1,093,800
-----------------------------------------------------------------
Cash flows from investing activities:
  Decrease in investments in debt
   securities, net                                       14,610,800
  Payments for capital and tenant
   improvements                              (139,600)       (7,100)
-----------------------------------------------------------------
    Net cash (used for) provided by
     investing activities                    (139,600)   14,603,700
-----------------------------------------------------------------
Cash flows from financing activities:
  Distributions paid to Partners             (451,100)  (13,898,900)
  Increase in security deposits                    --        15,200
-----------------------------------------------------------------
    Net cash (used for) financing
     activities                              (451,100)  (13,883,700)
-----------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                             (40,600)    1,813,800
Cash and cash equivalents at the
 beginning of the period                    6,471,400       455,800
-----------------------------------------------------------------
Cash and cash equivalents at the end
 of the period                            $6,430,800   $  2,269,600
-----------------------------------------------------------------

                                                                             5
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 2001 and 2000, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $15,600 and $46,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2001 were as follows:

                                               Paid
                                          ---------------
                                                   Nine
                                          Quarter Months  Payable
               --------------------------------------------------
               Asset management fees      $   --  $ 3,400    None
               Reimbursement of property
                 insurance premiums        1,200   13,900    None
               Real estate commission (a)   None     None  37,700
               Reimbursement of expenses,
                 at cost:
                --Accounting                  --       --   2,000
                --Investor communications  5,300    7,100   1,700
               --------------------------------------------------
                                          $6,500  $24,400 $41,400
               --------------------------------------------------

(a)As of September 30, 2001, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the sale of five of the warehouses comprising a portion of the Atlanta Gateway Park Industrial Center. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.


TRANSFER AGENT AND REGISTRAR
THE BANK OF NEW YORK
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364






[LOGO] FIRST CAPITAL
INCOME PROPERTIES, Ltd.
Series VII

                                    [GRAPHIC]

sponsored by FIRST CAPITAL FINANCIAL LLC
             Two North Riverside Plaza
             Chicago, Illinois 60606

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

Operations
The table below is a recap of certain operating results of Walker Springs Plaza Shopping Center ("Walker Springs") for the quarters and nine months ended September 30, 2001 and 2000. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                       Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                    9/30/2001 9/30/2000 9/30/2001 9/30/2000
-----------------------------------------------------------
Walker Springs Plaza Shopping Center
Rental revenues     $202,200  $154,700  $570,800  $574,600
-----------------------------------------------------------
Property net income $ 95,600  $ 39,500  $215,000  $204,400
-----------------------------------------------------------
Average occupancy        60%       52%       60%       60%
-----------------------------------------------------------

(a)Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income decreased by $42,900 and $459,400 for the quarter and nine months ended September 30, 2001 when compared to the quartet and nine months ended September 30, 2000, respectively. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments. The decrease in interest income for the nine-month periods under comparison was primarily due to a decrease in the average cash invested and to a lesser extent a decrease in the rates earned on those investments. The decrease in interest income for the quarterly periods under comparison was primarily due to the decrease in rates earned on those investments. The decrease in net income was also due to income taxes charged by the State of Tennessee related to the value of the Partnership's investment in that state. The decrease in net income for the quarterly periods under comparison was partially offset by improved operating results at Walker Springs.

The following comparative discussion includes only the operating results of Walker Springs.

Rental revenues increased by $47,500 or 30.7% for the quarter ended September 30, 2001 when compared to the quarter ended September 30, 2000, respectively. The increases was primarily due to an increase in average occupancy. Rental revenues remained relatively unchanged for the nine-month periods under comparison.

Real estate tax expense increased by $8,600 and $6,500 for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000, respectively. The increases were primarily the result of refunds received in May and July 2000 for 1999 taxes.

Property operating expenses decreased by $23,200 and $13,100 for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000, respectively. The decreases were primarily due to a reduction in utilities and legal expenses.

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

Liquidity and Capital Resources:
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by accounting principles generally accepted in the United States ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST CAPITAL INCOME PROPERTIES,
                                          LTD.--SERIES VIII

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

                                                   /s/ DOUGLAS CROCKER II
Date: November 13, 2001
                                          By: _________________________________
                                                     DOUGLAS CROCKER II
                                             President and Chief Executive
                                                          Officer

                                                   /s/ PHILIP G. TINKLER
Date: November 13, 2001
                                          By: _________________________________
                                                     PHILIP G. TINKLER
                                             Vice President--Finance and
                                                         Treasurer