Form 10-K405
period 2001-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2002-03-27
CIK 703482

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001
                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

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

      Registrant's telephone number, including area code: (312) 207-0020

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

Exhibit Index--Page A-1

================================================================================

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

The Partnership was formed to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate, such as mortgage loans on real estate. From January 1983 to October 1984, the Partnership made six real property investments and purchased a 50% interest in a joint venture with an Affiliated partnership to acquire a 100% interest in certain real property. The Partnership's joint venture, prior to dissolution, was operated under the common control of First Capital Financial LLC (the "Managing General Partner"). In addition, in April 1986 the Partnership purchased four mortgage loan investments. As of December 31, 2001:
1) the Partnership had sold or disposed of five real property investments; 2) the Partnership and its Affiliate dissolved the joint venture following the sale of the joint venture's real property investment and 3) all four of the mortgage loan investments were repaid to the Partnership.

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

ITEM 2.  PROPERTIES (a)(b)

As of December 31, 2001, the Partnership owned the following property investment, which was owned in fee simple.

                                                 Net Leasable  Number of
          Property Name           Location       Sq. Footage  Tenants (c)
       ------------------------------------------------------------------
       Walker Springs Plaza Knoxville, Tennessee   161,557         7(4)
       ------------------------------------------------------------------

(a)For a discussion of operating results and major capital expenditures planned for the Partnership's property refer to Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations.
(b)For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 18 years to 39 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. Real estate tax expense for Walker Springs Plaza was $154,400 for the year ended December 31, 2001. In the opinion of the Managing General Partner, the Partnership's property is adequately insured and serviced by all necessary utilities.
(c)Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents Walker Springs' occupancy rates as of December 31 for each of the last five years:

                    Property Name     2001 2000 1999 1998 1997
                 ---------------------------------------------
                 Walker Springs Plaza  81%  60%  72%  73% 100%
                 ---------------------------------------------

The amounts in the following table represent Walker Springs' average annual base rental rate per square foot for each of the last five years ended December 31 and were computed by dividing the property's base rental revenues by its average occupied square footage:

                  Property Name     2001  2000  1999  1998  1997
               --------------------------------------------------
               Walker Springs Plaza $5.97 $6.03 $5.81 $5.59 $5.36
               --------------------------------------------------

The following table summarizes the principal provisions of the leases for each of the tenants who occupy ten percent or more of the rentable square footage at Walker Springs as of December 31, 2001:

                                                                                   Percentage Renewal
                                        Per annum Base Rents (a) for                 of Net   Options
                                        ----------------------------                Leasable  (Renewal
                                                        Final Twelve                 Square   Options/
                                                         Months of    Expiration    Footage    Years
                                            2002           Lease     Date of Lease  Occupied    per
------------------------------------------------------------------------------------------------------
Books-A-Million (b) (book store)        $123,100          $123,100     3/31/2003       22%      1/5
Kingsford Pike Antique Mall (Antiques)  $121,500          $121,500     8/31/2005       11%      1/5
Revco D.S., Inc. (drugstore)            $ 41,000          $ 41,000     3/31/2003       10%      2/5
Rush Fitness Center (exercise facility) $234,000          $253,500    11/30/2011       24%      3/5
------------------------------------------------------------------------------------------------------

(a)The per annum base rents for each of the tenants listed above for each of the years between 2002 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.
(b)Space is sublet from Kroger. Pursuant to the terms of the lease, Kroger is lessee.

The amounts in the following table represent the base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2011:

                                       Base Rents in
                  Number                  Year of       % of Total
           Year of Tenants Square Feet Expiration (a) Base Rents (b)
           ---------------------------------------------------------
           2002     0          None           None          0.00%
           2003     2        51,800       $ 41,000          6.10%
           2004     1        11,600       $ 47,900          8.92%
           2005     3        29,100       $207,000         46.93%
           2006     0          None           None          0.00%
           2007     0          None           None          0.00%
           2008     0          None           None          0.00%
           2009     0          None           None          0.00%
           2010     0          None           None          0.00%
           2011     1        39,000       $232,400        100.00%
           ---------------------------------------------------------

(a)Represents the base rents to be collected each year on expiring leases. (Note: Since leases expire at different dates in each year, the amounts in this column do not purport to include a full year's base rent on expiring leases)
(b)Represents the base rents to be collected each year on expiring leases as a percentage of the total base rents scheduled to be collected on leases in effect as of December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2001. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2002, there were 5,689 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 For the Years Ended December 31,
                                                    -----------------------------------------------------------
                                                       2001        2000        1999        1998        1997
---------------------------------------------------------------------------------------------------------------
Total revenues                                      $ 1,020,700 $ 1,537,300 $ 7,910,800 $ 4,371,400 $ 4,746,700
Net income                                          $   361,100 $   966,700 $ 5,945,600 $ 1,446,400 $   909,200
Net income allocated to Limited Partners            $   298,900 $   904,500 $ 5,694,000 $ 1,263,000 $   717,000
Net income allocated to Limited Partners per Unit
  (70,000 Units outstanding)                        $      4.27 $     12.92 $     81.34 $     18.04 $     10.24
Total assets                                        $10,905,000 $11,171,600 $24,138,300 $20,141,900 $26,557,900
Declared distributions to Limited Partners per Unit
  (70,000 Units outstanding) (a)                    $      8.00 $      8.00 $    210.00 $    104.50 $     26.00
Return of capital to Limited Partners per Unit
  (70,000 Units outstanding) (b)                           None $      None $    128.66 $     86.46 $     15.76
Other data:
Investment in commercial rental properties (net of
  accumulated depreciation and amortization)        $ 4,651,600 $ 4,638,200 $ 4,777,900 $14,410,000 $21,066,800
Number of real property interests owned at
  December 31                                                 1           1           1           2           3
---------------------------------------------------------------------------------------------------------------

(a)Declared distributions to Limited Partners per Unit for the years ended December 31, 1999 and 1997 included Sales Proceeds of $188.00 and $80.50, respectively.
(b)For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                                                    For the Years Ended December 31,
                                                     --------------------------------------------------------------
                                                       2001         2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
  Agreement) (a)                                     $ 536,000  $  1,134,400  $   838,700  $ 2,523,300  $ 2,617,600
Items of reconciliation:
 Changes in current assets and liabilities:
   Decrease in current assets                            8,300         7,500       26,800       41,600      133,300
   (Decrease) increase in current liabilities          (21,000)      105,800     (221,700)    (256,200)     (82,600)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $ 523,300  $  1,247,700  $   643,800  $ 2,308,700  $ 2,668,300
--------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities $(188,300) $ 18,807,100  $  (852,500) $ 2,336,300  $   670,400
--------------------------------------------------------------------------------------------------------------------
Net cash (used for) financing activities             $(606,700) $(14,039,200) $(1,727,500) $(7,606,200) $(2,015,100)
--------------------------------------------------------------------------------------------------------------------

(a)Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures made from Offering proceeds and the General Partners' Partnership Management Fee.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 2001: 1) the Partnership sold or disposed of five of its real property investments; 2) the Partnership and its affiliate dissolved the Joint Venture as a result of the sale of the real property investment owned by the Joint Venture and 3) all four of the mortgage loan investments were repaid to the Partnership.

Operations
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 2001, 2000 and 1999. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                     Comparative Operating Results (a)
                                     --------------------------------
                                     For the Years Ended December 31,
                                     --------------------------------
                                        2001        2000       1999
          ------------------------------------------------------------
          Walker Springs Plaza Shopping Center
          Rental revenues            $761,100    $783,500   $ 893,800
          ------------------------------------------------------------
          Property net income        $280,800    $324,600   $ 321,000
          ------------------------------------------------------------
          Average occupancy               64%         60%         72%
          ------------------------------------------------------------
          Sold properties (b)
          Rental revenues                        $  1,100   $ 956,700
          ------------------------------------------------------------
          Property net income (loss)             $  1,400   $(294,100)
          ------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income on short-term investments and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net (loss) excludes the gain of $5,779,800 recorded on the sale of Brookwood Metroplex Office Building I & II ("Brookwood"), which was included in the Statement of Income and Expenses for the year ended December 31, 1999.

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000
Net income decreased by $605,600 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investements. This decrease was due to a decrease in the average cash available for investment and a decline in the rates earned on these investments. In addition, the decrease was due to a decline in operating results at Walker Springs Plaza Shopping Center "Walker Springs" and an increase in general and administrative expenses, which was due to the State of Tennessee initiating a new Partnership tax.

The following comparative discussion includes only the operating results of Walker Springs.

Rental revenues decreased by $22,400 or 2.9% for the year ended December 31, 2001 when compared to the year ended December 31, 2000. This decrease was due to a decrease in tenant reimbursement for common area maintenance and real estate taxes. The decrease was partially offset by an increase in base rental income.

Repair and maintenance expense increased by $4,700 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The increase was primarily due to repairs to several portions of the roof.

Property operating expense increased by $5,600 for year ended December 31, 2001 when compared to the year ended December 31, 2000. The increase was due to an increase in legal fees, which were related to the securing of new tenants. The increase was partially offset by a decrease in utility costs.

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

Real estate tax expense decreased by $37,100 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily the result of successful appeals of real estate taxes for 1999, which 5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued

resulted in the receipt of refunds and a lower projected expense for 2000.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals, for which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined break-even amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

The decrease in Cash Flow (as defined in the Partnership Agreement) of $598,400 for the year ended December 31, 2001 when compared to year ended December 31, 2000 was primarily due the decrease in interest earned on the Partnership's short-term investments, as previously discussed.

The decrease in the Partnership's cash position of $271,700 for the year ended December 31, 2001 was primarily the result of distributions paid to Partners and payments for capital and tenant improvements exceeding net cash provided by operating activities. Liquid assets, including cash and cash equivalents, of the Partnership as of December 31, 2001 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $724,400 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to the decrease in interest earned on the Partnership's short-term investments, as previously discussed, together with the timing of the payment of certain expenses.

Net cash provided by (used for) investing activities changed from $18,807,100 for the year ended December 31, 2000 to $(188,300) for the year ended December 31, 2001. The change was primarily due to the 2000 maturity of 1999 investments in debt securities. The cash proceeds received from the sale of Brookwood during 1999 were invested in debt securities until their distribution to Limited Partners in 2000. The change was also due to an increase in capital and tenant improvements.

The Partnership has no financial instruments for which there are significant market risks.

As of December 31, 2001, Walker Springs had approximately 30,100 square feet of vacant space or 19% of its net leasable square footage ("NLS"). During 2001, the Partnership entered into a lease agreement with a new tenant to occupy approximately 24% of the NLS. This tenant's lease, which runs for ten years, with tenant options for three additional five year periods, commences during 2001 with the Partnership scheduled to begin receiving monthly base rent of $19,500 in early 2002. The amount of capital and tenant improvements spent during 2002 is largely dependant on the leasing the vacant space.

The decrease in net cash used for financing activities of $13,432,500 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to the May 31, 2000 special distribution of proceeds of $13,160,000 from the sale of Brookwood.

The Managing General Partner continues to review and evaluate projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated building and tenant improvements and leasing costs necessary to be made at Walker Springs during the next several years. For the year ended December 31, 2001, in addition to Cash Flow (as defined the Partnership Agreement), the Partnership utilized $86,200 working capital reserves to fund Partner distributions.

Distributions to Limited Partners for the quarter ended December 31, 2001 were declared in the amount of $140,000 or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Walker Springs as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the Managing General Partner. The directors of FCFC, as of March 1, 2002, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2002.

                           Name                   Office
                           ----                   ------
                      Douglas Crocker II........ Director
                      Donald J. Liebentritt..... Director

Douglas Crocker II, 61, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Donald J. Liebentritt, 51, has been Vice President of the Managing General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC ("EGI"), Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 1, 2002 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

             Name                                 Office
             ----                                 ------
        Douglas Crocker........... President and Chief Executive Officer
        Donald J. Liebentritt..... Vice President
        Philip Tinkler............ Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Philip Tinkler, 37, has been Vice President of Finance and Treasurer of the Managing General Partner since April 2001, and has also been Vice President/ Assistant Treasurer of Great American since March 2001, and Treasurer and Vice President of Accounting for EGI since May 2000.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a, b, c & d)As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2001. However, the Managing General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)As of March 1, 2002, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 70,000 Units then outstanding.

(b)The Partnership has no directors or executive officers. As of March 1, 2002, none of the executive officers and directors of the Managing General Partner owned any Units.

(c)None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)Affiliates of the Managing General Partner, provide or provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed, plus normal out-of-pocket expenses where the General Partners or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partners or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 2001, these Affiliates were entitled to leasing, property management and supervisory fees of $3,300. Other Affiliates of the Managing General Partner were entitled to fees, compensation and reimbursements of $37,600 for insurance and personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Of these amounts, $3,200 was due to Affiliates as of December 31, 2001.

   As of December 31, 2001, $37,700 was due to the Managing General Partner for real estate commissions earned in connection with the previous sale of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

   In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2001, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $62,200.

(b)None.

(c)No management person is indebted to the Partnership.

(d)None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a, c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.-VIII

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

                                               /s/  DOUGLAS CROCKER II
                                          By: _______________________________
Dated:  March 22, 2002
                                                   DOUGLAS CROCKER II
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/  DOUGLAS CROCKER II   March 22, 2002 President, Chief Executive
--------------------------                  Officer and Director of the
    DOUGLAS CROCKER II                      Managing General Partner

/s/  DONALD J. LIEBENTRITT March 22, 2002 Vice President and Director of
--------------------------                  the Managing General Partner
  DONALD J. LIEBENTRITT

   /s/  PHILIP TINKLER     March 22, 2002 Vice President--Finance and
--------------------------                  Treasurer
      PHILIP TINKLER

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                               Pages
         --------------------------------------------------------------
         Report of Independent Auditors                         A-2
         Balance Sheets as of December 31, 2001 and 2000        A-3
         Statements of Partners' Capital for the Years Ended
           December 31, 2001, 2000 and 1999                     A-3
         Statements of Income and Expenses for the Years
           Ended December 31, 2001, 2000 and 1999               A-4
         Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                     A-4
         Notes to Financial Statements                       A-5 to A-6
         --------------------------------------------------------------

SCHEDULES FILED AS PART OF THIS REPORT

III--Real Estate and Accumulated Depreciation as of December 31,2001 A-7 to A-9

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

EXHIBIT (10) Material Contracts

Lease Agreement with Hubney Fitness Corporation, d/b/a The Rush Fitness complex, a tenant scheduled to occupy greater than 10% of the net leasable square footage.

EXHIBIT (13) Annual Report to Security Holders

The 2000 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series VIII
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series VIII as of December 31, 2001 and 2000, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series VIII at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2002, except for Note 6, as to which the date is March 15, 2002

BALANCE SHEETS
December 31, 2001 and 2000
(All dollars rounded to nearest 00s)

                                              2001         2000
            -----------------------------------------------------
            ASSETS
            Investment in commercial
              rental property:
             Land                          $ 1,784,700  $ 1,784,700
             Buildings and improvements      5,875,800    5,687,500
            -----------------------------------------------------
                                             7,660,500    7,472,200
             Accumulated depreciation
               and amortization             (3,008,900)  (2,834,000)
            -----------------------------------------------------
             Total investment property,
               net of accumulated
               depreciation and
               amortization                  4,651,600    4,638,200
            Cash and cash equivalents        6,199,700    6,471,400
            Rents receivable                     4,200       56,100
            Other assets                        49,500        5,900
            -----------------------------------------------------
                                           $10,905,000  $11,171,600
            -----------------------------------------------------

               LIABILITIES AND PARTNERS' CAPITAL
               Liabilities:
                Accounts payable and
                  accrued expenses       $   247,000 $   270,100
                Due to Affiliates, net        40,900      38,800
                Security deposits             30,500      30,500
                Distributions payable        171,100     155,600
               -------------------------------------------------
                                             489,500     495,000
               -------------------------------------------------
               Partners' capital:
                General Partners              50,100      50,100
                Limited Partners (70,000
                  Units issued and
                  outstanding)            10,365,400  10,626,500
               -------------------------------------------------
                                          10,415,500  10,676,600
               -------------------------------------------------
                                         $10,905,000 $11,171,600
               -------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                General      Limited
                                Partners     Partners       Total
          ------------------------------------------------------------
          Partners' (deficit)
            capital,
            January 1, 1999     $ (30,300) $ 19,288,000  $ 19,257,700
          Net income for the
            year ended
            December 31, 1999     251,600     5,694,000     5,945,600
          Distributions for the
            year ended
            December 31, 1999    (171,200)  (14,700,000)  (14,871,200)
          ------------------------------------------------------------
          Partners' capital,
            December 31, 1999      50,100    10,282,000    10,332,100
          Net income for the
            year ended
            December 31, 2000      62,200       904,500       966,700
          Distributions for the
            year ended
            December 31, 2000     (62,200)     (560,000)     (622,200)
          ------------------------------------------------------------
          Partners' capital,
            December 31, 2000      50,100    10,626,500    10,676,600
          Net income for the
            year ended
            December 31, 2001      62,200       298,900       361,100
          Distributions for the
            year ended
            December 31, 2001     (62,200)     (560,000)     (622,200)
          ------------------------------------------------------------
          Partners' capital,
            December 31, 2001   $  50,100  $ 10,365,400  $ 10,415,500
          ------------------------------------------------------------


                                                                            A-3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s except per Unit amounts)

                                                                                2001       2000       1999
-------------------------------------------------------------------------------------------------------------
Income:
 Rental                                                                      $  761,100 $  784,600 $1,850,500
 Interest                                                                       259,600    752,700    280,500
 Gain on sale of property                                                                           5,779,800
-------------------------------------------------------------------------------------------------------------
                                                                              1,020,700  1,537,300  7,910,800
-------------------------------------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                                  174,900    167,700    672,900
 Property operating:
   Affiliates                                                                     3,300      8,600     12,600
   Nonaffiliates                                                                 93,900     86,500    456,400
 Real estate taxes                                                              154,400    150,400    301,000
 Insurance--Affiliate                                                            20,200     20,200     25,800
 Repairs and maintenance                                                         33,700     29,000    354,900
 General and administrative:
   Affiliates                                                                    17,400      8,200     29,900
   Nonaffiliates                                                                161,800    100,000    111,700
-------------------------------------------------------------------------------------------------------------
                                                                                659,600    570,600  1,965,200
-------------------------------------------------------------------------------------------------------------
Net income                                                                   $  361,100 $  966,700 $5,945,600
-------------------------------------------------------------------------------------------------------------
Net income allocated to General Partners                                     $   62,200 $   62,200 $  251,600
-------------------------------------------------------------------------------------------------------------
Net income allocated to Limited Partners                                     $  298,900 $  904,500 $5,694,000
-------------------------------------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (70,000 Units outstanding) $     4.27 $    12.92 $    81.34
-------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                                                      2001         2000          1999
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                        $  361,100  $    966,700  $  5,945,600
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                      174,900       167,700       672,900
   (Gain) on sale of property                                                                                  (5,779,800)
   Changes in assets and liabilities:
     Decrease in rents receivable                                                      51,900        13,400        25,700
     (Increase) decrease in other assets                                              (43,600)       (5,900)        1,100
     (Decrease) increase in accounts payable and accrued expenses                     (23,100)       83,400      (167,200)
     Increase (decrease) in due to Affiliates                                           2,100        30,300       (48,100)
     (Decrease) in other liabilities                                                                 (7,900)       (6,400)
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                      523,300     1,247,700       643,800
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant improvements                                       (188,300)      (28,000)     (374,000)
 Decrease (increase) in investments in debt securities                                           18,835,100   (15,591,500)
 Proceeds from the sale of property                                                                            15,113,000
--------------------------------------------------------------------------------------------------------------------------
       Net cash (used for) provided by investing activities                          (188,300)   18,807,100      (852,500)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                                      (606,700)  (14,054,400)   (1,711,200)
 Increase (decrease) in security deposits                                                            15,200       (16,300)
--------------------------------------------------------------------------------------------------------------------------
       Net cash (used for) financing activities                                      (606,700)  (14,039,200)   (1,727,500)
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                 (271,700)    6,015,600    (1,936,200)
Cash and cash equivalents at the beginning of the year                              6,471,400       455,800     2,392,000
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                                   $6,199,700  $  6,471,400  $    455,800
--------------------------------------------------------------------------------------------------------------------------

A-4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair values of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 2001 and 2000.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in

                       The accompanying notes are an integral part of the
financial statements.                   A-5
proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the years ended December 31, 2001 and 2000 the General Partners were paid a Partnership Management Fee and allocated Net Profits of $62,200. For the year ended December 31, 1999, the General Partners were paid a Partnership Management Fee of $171,200 and allocated Net Profits of $251,600, which included a gain on the sale of property of $80,400.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                    2001              2000               1999
                                              ---------------- ------------------ -----------------
                                                 Paid  Payable     Paid   Payable     Paid  Payable
----------------------------------------------------------------------------------------------------
Property management and leasing fees          $ 3,300 $   None $(25,300) $   None $ 65,300 $(33,900)
Real estate commission (a)                       None   37,700     None    37,700     None   37,700
Reimbursements of property insurance premiums  20,200     None   20,200      None   25,800     None
Legal                                            None     None     None      None   61,800     None
Reimbursements of expenses at cost:
--Accounting                                    2,000    2,000    5,500      None   16,200    3,800
--Investor communication                       13,300    1,200    6,300     1,100   11,900      900
----------------------------------------------------------------------------------------------------
                                              $38,800 $ 40,900 $  6,700  $ 38,800 $181,000 $  8,500
----------------------------------------------------------------------------------------------------

(a)As of December 31, 2001, the Partnership owed $37,700 to the Managing General Partner for real estate commissions earned in connection with the previous sale of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

3. Future minimum rentals:
Future minimum rental income due on noncancelable leases as of December 31, 2001 were as follows:

                             2002       $  795,900
                             2003          673,300
                             2004          536,900
                             2005          441,000
                             2006          235,600
                             Thereafter  1,246,400
                             ---------------------
                                        $3,929,100
                             ---------------------

4. Income tax:
The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property for financial statement purposes and provisions for value impairment. For the years ended December 31, 2001, 2000 and 1999, net income for tax reporting purposes were $500,900, $816,700 and $10,961,500, respectively. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 2001 was $7,621,200.

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

6. Subsequent event:
The Partnership completed the sale of Walker Springs on March 15, 2002 to an unrelated party for $6,210,000 in cash. The Partnership received sale proceeds of approximately $5,900,000.

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2001

                    Column A                            Column C              Column D                   Column E
                    --------                      --------------------- -------------------- ---------------------------------
                                                                         Costs capitalized
                                                      Initial cost         subsequent to           Gross amount at which
                                                    to Partnership(1)       acquisition         carried at close of period
                                                  --------------------- -------------------- ---------------------------------
                                                             Buildings                                  Buildings
                                                                and                                        and
                                                             improve-    Improve-  Carrying             Improve-
                   Description                       Land      ments      ments    Costs (2)    Land      ments    Total(3)(4)
-----------------------------------------------------------------------------------------------------------------------------------
Walker Springs Plaza Shopping Center (Knoxville,
 TN)                                              $1,756,800 $4,440,200 $1,365,100  $98,400  $1,784,700 $5,875,800 $7,660,500
-------------------------------------------------------------------------------------------------------------------------------

                    Column A                         Column F       Column G   Column H     Column I
                    --------                      --------------- ------------ --------- ---------------



                                                                                          Life on which
                                                                                         depreciation in
                                                                                          latest income
                                                    Accumulated     Date of      Date     statements is
                   Description                    Depreciation(3) construction Acquired     computed
-----------------------------------------------------------------------------------------------------------------------------------
Walker Springs Plaza Shopping Center (Knoxville,                                              35(5)
 TN)                                                $3,008,900        1972     Dec. 1983     3-7(6)
--------------------------------------------------------------------------------------------------------

Column B--Not Applicable.


                 See accompanying notes on the following page

NOTES TO SCHEDULE III

Note 1. Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3. The following is a reconciliation of activity in Columns E and F.

                                                                     Years Ended
                                     ---------------------------------------------------------------------------
                                        December 31, 2001       December 31, 2000          December 31, 1999
                                     ---------- ------------ ---------- ------------- ------------  ------------
                                                Accumulated               Accumulated                Accumulated
                                        Cost    Depreciation    Cost     Depreciation     Cost      Depreciation
-----------------------------------------------------------------------------------------------------------------
Balance at the beginning of the year $7,472,200   $2,834,000 $7,444,200 $   2,666,300 $ 24,019,400   $ 9,609,400
Additions during the year:
 Improvements                           188,300                  28,000                    374,000
 Provision for depreciation.........                 174,900                  167,700                    672,900
Deductions during the year:
 Basis of real property sold                                                           (16,949,200)
 Accumulated depreciation on sold
   real property....................                                                                  (7,616,000)
-----------------------------------------------------------------------------------------------------------------
Balance at the end of the year       $7,660,500   $3,008,900 $7,472,200 $   2,834,000 $  7,444,200   $ 2,666,300
-----------------------------------------------------------------------------------------------------------------

Note 4. The aggregate cost for federal income tax purposes at December 31, 2001 was $7,621,200.

Note 5. Estimated useful life for building.

Note 6. Estimated useful life for improvements.