Form 10-Q
period 2002-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2002-05-14
CIK 703482

================================================================================

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

    For the period ended March 31, 2002

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

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

================================================================================

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                           March 31,
                                             2002     December 31,
                                          (Unaudited)     2001
              --------------------------- ----------- ------------

              ASSETS
              Investment in commercial
                rental property:
               Land                       $        -- $ 1,784,700
               Buildings and
                 improvements                      --   5,875,800
              --------------------------- ----------- ------------
                                                   --   7,660,500
               Accumulated depreciation
                 and amortization                  --  (3,008,900)
              --------------------------- ----------- ------------
               Total investment property,
                 net of accumulated
                 depreciation and
                 amortization                      --   4,651,600
              Cash and cash equivalents    11,917,600   6,199,700
              Rents receivable                     --       4,200
              Other assets                     38,100      49,500
              --------------------------- ----------- ------------
                                          $11,955,700 $10,905,000
              --------------------------- ----------- ------------

              LIABILITIES AND PARTNERS' CAPITAL
              Liabilities:
               Accounts payable and
                 accrued expenses         $   279,900 $   247,000
               Due to Affiliates                3,300      40,900
               Distributions payable        6,026,500     171,100
               Security deposits                   --      30,500
               Other liabilities               11,100          --
              --------------------------- ----------- ------------
                                            6,320,800     489,500
              --------------------------- ----------- ------------
              Partners' capital:
               General Partners                61,400      50,100
               Limited Partners (70,000
                 Units issued and
                 outstanding)               5,573,500  10,365,400
              --------------------------- ----------- ------------
                                            5,634,900  10,415,500
              --------------------------- ----------- ------------
                                          $11,955,700 $10,905,000
              ----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                 General    Limited
                                 Partners   Partners       Total
           --------------------- --------  -----------  -----------
           Partners' capital,
             January 1, 2001     $ 50,100  $10,626,500  $10,676,600
           Net income for the
             year ended
             December 31,
             2001                  62,200      298,900      361,100
           Distributions for the
             year ended
             December 31,
             2001                 (62,200)    (560,000)    (622,200)
           --------------------- --------  -----------  -----------
           Partners' capital,
             December 31,
             2001                  50,100   10,365,400   10,415,500
           Net income for the
             quarter ended
             March 31, 2002        26,900    1,219,000    1,245,900
           Distributions for the
             quarter ended
             March 31, 2002       (15,600)  (6,010,900)  (6,026,500)
           --------------------- --------  -----------  -----------
           Partners' capital,
             March 31, 2002      $ 61,400  $ 5,573,500  $ 5,634,900
           ---------------------------------------------------------

4
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES--Discontinued Operations
For the quarters ended March 31, 2002 and 2001 (Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                  2002      2001
             -----------------------------------------------------
             Income:
              Rental                           $  174,100 $164,800
              Interest                             31,200   88,600
              Other                                37,700
              Gain on sale of property          1,133,900
             -----------------------------------------------------
                                                1,376,900  253,400
             -----------------------------------------------------
             Expenses:
              Depreciation and amortization        31,000   42,000
              Property operating:
                Affiliates                          2,300    2,100
                Nonaffiliates                      25,100   37,200
              Real estate taxes                    23,600   31,200
              Insurance--Affiliate                  3,800    3,600
              Repairs and maintenance               5,100    7,100
              General and administrative:
                Affiliates                          2,300    1,500
                Nonaffiliates                      37,800   26,300
             -----------------------------------------------------
                                                  131,000  151,000
             -----------------------------------------------------
             Net income                        $1,245,900 $102,400
             -----------------------------------------------------
             Net income allocated to General
               Partners                        $   26,900 $ 15,600
             -----------------------------------------------------
             Net income allocated to Limited
               Partners                        $1,219,000 $ 86,800
             -----------------------------------------------------
             Net income allocated to Limited
               Partners per Unit (70,000 Units
               outstanding)                    $    17.41 $   1.24
             -----------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                  2002         2001
         ------------------------------------------------------------
         Cash flows from operating
           activities:
          Net income                           $ 1,245,900  $  102,400
          Adjustments to reconcile net
            income to net cash provided
            by operating activities:
            Gain on sale of property            (1,133,900)
            Depreciation and amortization           31,000      42,000
            Changes in assets and
              liabilities:
              Decrease in rents receivable           4,200      30,200
              Decrease in other assets              11,400       4,500
              Increase (decrease) in
                accounts payable and
                accrued expenses                    32,900     (49,300)
              (Decrease) increase in due
                to Affiliates                      (37,600)        600
              Increase in other liabilities         11,100         200
         ------------------------------------------------------------
            Net cash provided by
              operating activities                 165,000     130,600
         ------------------------------------------------------------
         Cash flows from investing
           activities:
          Payment for building and tenant
            improvements                          (116,700)         --
          Proceeds from sale of property         5,871,200          --
         ------------------------------------------------------------
            Net cash provided by
              investing activities               5,754,500          --
         ------------------------------------------------------------
         Cash flows from financing
           activities:
          Distributions paid to Partners          (171,100)   (155,600)
          (Decrease) in security deposits          (30,500)         --
         ------------------------------------------------------------
            Net cash (used for) financing
              activities                          (201,600)   (155,600)
         ------------------------------------------------------------
         Net increase (decrease) in cash and
           cash equivalents                      5,717,900     (25,000)
         Cash and cash equivalents at the
           beginning of the period               6,199,700   6,471,400
         ------------------------------------------------------------
         Cash and cash equivalents at the
           end of the period                   $11,917,600  $6,446,400
         ------------------------------------------------------------


                                                                             5
    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

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

Reference is made to the Partnership's annual report for the year ended December 31, 2001 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 2002, the General Partners were paid a Partnership Management Fee of $15,600 and allocated Net Profits of $26,900, which included $11,300 from the sale of a Partnership property. For the three months ended March 31, 2001, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $15,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2002 were as follows:

                                                   Paid  Payable
                --------------------------------- ------ -------
                Property and asset management and
                  leasing fees                    $2,300   None
                Reimbursement of property
                  insurance premiums               3,800   None
                Reimbursement of expenses,
                  at cost:
                 --Accounting                      1,000  1,500
                 --Investor communications         1,200  1,800
                --------------------------------- ------ -------
                                                  $8,300 $3,300
                --------------------------------- ------ -------

3. Property Sale:

On March 15, 2002, the Partnership completed the sale of Walker Springs Plaza Shopping Center for a sale price of $6,210,000. Net Proceeds from this transaction amounted to $5,871,200, which was net of actual and estimated closing expenses. The Partnership reported a gain for financial reporting purposes of $1,133,900 for the quarter ended March 31, 2002 and intends to distribute $5,870,900 or $83.87 per Unit on May 31, 2002 to Limited Partners of record as of March 15, 2002. In accordance with FAS 144, the Partnership's Statements of Income and Expenses are presented as discontinued operations.





TRANSFER AGENT AND REGISTRAR
The Bank of New York
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364




  [LOGO] FIRST CAPITAL
  INCOME PROPERTIES, Ltd.
  Series VII
                                    [GRAPHIC]

sponsored by FIRST CAPITAL FINANCIAL LLC
             Two North Riverside Plaza
             Chicago, Illinois 60606

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


Reference is made to the Partnership's annual report for the year ended December 31, 2001 for a discussion of the Partnership's business.

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

Operations
The table below is a recap of certain operating results the Partnership's property for the quarters ended March 31, 2002 and 2001. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                     Comparative Operating Results(a)
                                          For the Quarters Ended
                                        3/31/2002        3/31/2001
             --------------------------------------------------------
             Walker Springs Plaza Shopping Center
             Rental revenues         $174,100          $164,800
             --------------------------------------------------------
             Property net income (b) $ 83,300          $ 41,700
             --------------------------------------------------------

(a)Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.

(b)The property was sold on March 15, 2002. Property net income excludes the gain of $1,133,900 recorded on the sale.

Net income increased by $1,143,500 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The increase was primarily the result of the gain recorded from the sale of Walker Springs Plaza Shopping Center ("Walker Springs"). Exclusive of the gain on sale, net income was relatively unchanged for the periods under comparison. The decline in interest income was offset by improved operating results at Walker Springs and the write-off of certain amounts due to the General Partner.

Operations at Walker Springs were impacted by its sale on March 15, 2002. The increase in rental income was due to an increase in occupancy at the property and the decrease in expenses was due to the property's sale during the quarter.


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

                                         Comparative Cash Flow Results
                                            For the Quarters Ended
                                          3/31/2002       3/31/2001
           -----------------------------------------------------------
           Cash Flow (as defined in the
            Partnership Agreement)       $  143,000      $  144,400
           Items of reconciliation:
            Decrease in current assets       15,600          34,700
            Increase (decrease)
              in current liabilities....      6,400         (48,500)
           -----------------------------------------------------------
           Net cash provided by
             operating activities        $  165,000      $  130,600
           -----------------------------------------------------------
           Net cash provided
             by investing activities     $5,754,500      $       --
           -----------------------------------------------------------
           Net cash (used for) financing
             activities                  $ (201,600)     $ (155,600)
           -----------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,400 for the three months ended March 31, 2002 when compared to three months ended March 31, 2001 was primarily due to the decrease in interest income earned on the Partnership's short-term investments, partially offset by improved operating results at Walker Springs and the write-off of a payable to the General Partner, as previously discussed.

The increase in the Partnership's cash position of $5,717,900 for the three months ended March 31, 2002 was primarily the result of the receipt of proceeds from the sale of Walker Springs. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2002 are comprised of amounts held for distribution to Partners and amounts held to resolve potential post-closing sale matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


Net cash provided by operating activities increased by $34,400 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The decrease was primarily due to the improved operating results, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by investing activities increased by $5,754,500 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The increase was primarily due to the receipt of proceeds from sale of Walker Springs.

The Partnership has no financial instruments for which there are significant market risks.

The increase in net cash used for financing activities of $46,000 for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was due to a decrease in the security deposits and the timing of the payment of distributions to Partners.

In connection with the sale of Walker Springs, the Partnership intends to distribute on May 31, 2002, $5,870,900 or $83.87 per Unit to Limited Partners of record as of March 15, 2002.

For the quarter ended March 31, 2002, the Partnership utilized Cash Flow (as defined by the Partnership Agreement) and $12,600 of previously retained Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners.

Distributions to Limited Partners for the quarter ended March 31, 2002 were declared in the amount of $140,000, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

Following the special distribution of Sale Proceeds and the Cash Flow distribution on May 31, 2002, the Partnership does not anticipate making another distribution until all post closing sale matters are resolved and the Partnership liquidates. Providing that no unforeseen matters arise, the Partnership intends to make a liquidating distribution of approximately $70.00 per unit to Limited Partners during the fourth quarter of 2002.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

A report dated March 29, 2002 was filed on Form 8-K during the quarter ended March 31, 2002.

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

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.--SERIES VIII

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

Date: May 13, 2002 By:               /s/  DOUGLAS CROCKER II
                                             __________________________________
                                                              DOUGLAS CROCKER II
                                                          President and Chief
                                                           Executive Officer

Date: May 13, 2002 By:                 /s/  PHILIP G. TINKLER
                                             __________________________________
                                                               PHILIP G. TINKLER
                                                         Vice
                                                           President--Finance
                                                           and Treasurer