Form 10-Q
period 2002-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES VIII
filed 2002-08-13
CIK 703482

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

    For the period ended June 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

    Commission File Number 0-12537

              First Capital Income Properties, Ltd.--Series VIII
            (Exact name of registrant as specified in its charter)

                      Florida                  59-2192277
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

             Two North Riverside Plaza,        60606-2607
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          June 30,
                                            2002     December 31,
                                         (Unaudited)     2001
             -----------------------------------------------------

             ASSETS
             Investment in commercial
               rental property:
              Land                       $            $ 1,784,700
              Buildings and improvements                5,875,800
             -----------------------------------------------------
                                                 --     7,660,500
              Accumulated depreciation
                and amortization                       (3,008,900)
             -----------------------------------------------------
              Total investment property,
                net of accumulated
                depreciation and
                amortization                     --     4,651,600
             Cash and cash equivalents    5,878,600     6,199,700
             Rents receivable                    --         4,200
             Other assets                    35,400        49,500
             -----------------------------------------------------
                                         $5,914,000   $10,905,000
             -----------------------------------------------------

             LIABILITIES AND PARTNERS' CAPITAL
             Liabilities:
              Accounts payable and
                accrued expenses         $  261,800   $   247,000
              Due to Affiliates               5,300        40,900
              Distributions payable          15,600       171,100
              Security deposits                  --        30,500
              Other liabilities              11,100            --
             -----------------------------------------------------
                                            293,800       489,500
             -----------------------------------------------------
             Partners' capital
              General Partners               61,300        50,100
              Limited Partners (70,000
                Units issued and
                outstanding)              5,558,900    10,365,400
             -----------------------------------------------------
                                          5,620,200    10,415,500
             -----------------------------------------------------
                                         $5,914,000   $10,905,000
             -----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                 General     Limited
                                 Partners    Partners      Total
           ---------------------------------------------------------
           Partners' capital,
             January 1, 2001     $ 50,100  $10,626,500  $10,676,600
           Net income for the
             year ended
             December 31,
             2001                  62,200      298,900      361,100
           Distributions for the
             year ended
             December 31,
             2001                 (62,200)    (560,000)    (622,200)
           ---------------------------------------------------------
           Partners' capital,
             December 31,
             2001                  50,100   10,365,400   10,415,500
           Net income for the
             six months ended
             June 30, 2002         26,800    1,204,400    1,231,200
           Distributions for the
             six months ended
             June 30, 2002        (15,600)  (6,010,900)  (6,026,500)
           ---------------------------------------------------------
           Partners' capital,
             June 30, 2002       $ 61,300  $ 5,558,900  $ 5,620,200
           ---------------------------------------------------------


                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES--
DISCONTINUED OPERATIONS
For the quarters ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                     2002      2001
           ---------------------------------------------------------
           Income:
             Rental                                $     --  $203,800
             Interest                                44,600    72,000
           ---------------------------------------------------------
                                                     44,600   275,800
           ---------------------------------------------------------
           Expenses:
             Depreciation and amortization               --    43,800
             Property operating:
               Affiliates                             2,500     1,300
               Nonaffiliates                          5,700    24,900
             Real estate taxes                           --    41,000
             Insurance--Affiliate                        --     9,200
             Repairs and maintenance                  1,900     5,900
             General and administrative:
               Affiliates                             3,500     2,300
               Nonaffiliates                         30,300    27,900
             Expenses related to sale of property    15,400
           ---------------------------------------------------------
                                                     59,300   156,300
           ---------------------------------------------------------
           Net (loss) income                       $(14,700) $119,500
           ---------------------------------------------------------
           Net (loss) income allocated to General
            Partners                               $   (100) $ 15,500
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
            Partners                               $(14,600) $104,000
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
            Partners per Unit (70,000 Units
            outstanding)                           $  (0.21) $   1.49
           ---------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES--
 DISCONTINUED OPERATIONS
For the six months ended June 30, 2002 and 2001 (Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      2002      2001
          ------------------------------------------------------------
          Income:
            Rental                                 $  174,100 $368,600
            Interest                                   75,800  160,600
            Other                                      37,700
            Gain on sale of property                1,118,500
          ------------------------------------------------------------
                                                    1,406,100  529,200
          ------------------------------------------------------------
          Expenses:
          Depreciation and amortization                31,000   85,800
            Property operating:
              Affiliates                                4,800    3,400
              Nonaffiliates                            30,800   62,100
            Real estate taxes                          23,600   72,200
            Insurance--Affiliate                        3,800   12,800
            Repairs and maintenance                     7,000   13,000
            General and administrative:
              Affiliates                                5,800    3,800
              Nonaffiliates                            68,100   54,200
          ------------------------------------------------------------
                                                      174,900  307,300
          ------------------------------------------------------------
          Net income                               $1,231,200 $221,900
          ------------------------------------------------------------
          Net income allocated to General Partners $   26,800 $ 31,100
          ------------------------------------------------------------
          Net income allocated to Limited Partners $1,204,400 $190,800
          ------------------------------------------------------------
          Net income allocated to Limited Partners
           per Unit (70,000 Units outstanding)     $    17.21 $   2.73
          ------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                     2002        2001
      ----------------------------------------------------------------
      Cash flows from operating activities:
        Net income                               $ 1,231,200  $  221,900
        Adjustments to reconcile net income
         to net cash provided by operating
         activities:
          Gain on sale of property                (1,118,500)
          Depreciation and amortization               31,000      85,800
          Changes in assets and liabilities:
           Decrease in rents receivable                4,200      56,100
           Decrease in other assets                   14,100       4,500
           Increase in accounts payable
            and accrued expenses                      14,800      93,000
           (Decrease) increase in due to
            Affiliates                               (35,600)      2,000
           Increase in other liabilities              11,100         200
      ----------------------------------------------------------------
             Net cash provided by
              operating activities                   152,300     463,500
      ----------------------------------------------------------------
      Cash flows from investing activities:
        Proceeds from sale of property             5,855,800          --
        Payments for capital and tenant
         improvements                               (116,700)   (122,200)
      ----------------------------------------------------------------
             Net cash provided by (used
              for) investing activities            5,739,100    (122,200)
      ----------------------------------------------------------------
      Cash flows from financing activities:
        Distributions paid to Partners            (6,182,000)   (311,100)
        (Decrease) in security deposits              (30,500)         --
      ----------------------------------------------------------------
             Net cash (used for) financing
              activities                          (6,212,500)   (311,100)
      ----------------------------------------------------------------
      Net (decrease) increase in cash and
       cash equivalents                             (321,100)     30,200
      Cash and cash equivalents at the
       beginning of the period                     6,199,700   6,471,400
      ----------------------------------------------------------------
      Cash and cash equivalents at the end of
       the period                                $ 5,878,600  $6,501,600
      ----------------------------------------------------------------


4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to December 23, 1982, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Partnership Management Fee for such fiscal year, or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners pro rata in proportion to the balances in their respective capital accounts until the balances in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2002, the General Partners were paid a Partnership Management Fee $0 and $15,600, respectively. For the quarter and six months ended June 30, 2002 the General Partners were allocated Net (Losses) Profits of $(100) and $26,800. For the quarter and six months ended June 30, 2001, the General Partners were paid a Partnership Management Fee and allocated Net Profits of $15,500 and $31,100, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2002 were as follows:

                                               Paid
                                          ---------------
                                                   Six
                                          Quarter Months  Payable
               --------------------------------------------------
               Asset management fees      $2,500  $ 4,800   None
               Reimbursement of property
                 insurance premiums           --    3,800   None
               Reimbursement of expenses,
                 at cost:
                --Accounting                  --    2,500  1,500
                --Investor communications     --    1,200  3,800
               --------------------------------------------------
                                          $2,500  $12,300 $5,300
               --------------------------------------------------

3. Property Sale:

On March 15, 2002, the Partnership completed the sale of Walker Springs Plaza Shopping Center for a sale price of $6,210,000. Net proceeds from this transaction amounted to $5,855,800, was net of actual and estimated closing expenses. The Partnership reported a gain for financial reporting purposes of $1,118,500 for the six-months ended June 30, 2002 and distributed $5,870,900 or $83.87 per Unit on May 31, 2002 to Limited Partners of record as of March 15, 2002. In accordance with FAS 144, the Partnership's Statements of Income and Expenses are presented as discontinued Operations.




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

The Partnership is in the disposition of properties phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives the net income generated from such properties.

Operations
Net income increased by $1,009,300 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The increase was primarily due to the sale of Walker Springs Plaza Shopping Center ("Walker Springs"). Exclusive of the gain on sale, net income decreased by $109,200 which was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

Net income (loss) changed from $119,500 for the quarter ended June 30, 2001 to $(14,700) for the quarter ended June 30, 2002. The change was primarily due to a decrease in interest earned on the Partnership's short-term investments and the absence of results from Walker Springs due to its March 15, 2002 sale.

Operations at Walker Springs were reduced for the quarter and six-month periods under comparison by its sale on March 15, 2002.

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



                                           Comparative Cash Flow Results
                                           For the Six Months Ended
                                            6/30/2002      6/30/2001
             -----------------------------------------------------------
             Cash Flow (as defined in the
               Partnership Agreement)      $   143,700     $ 307,700
             Items of reconciliation:
              Decrease in current assets        18,300        60,600
              (Decrease) increase in
                current liabilities             (9,700)       95,200
             -----------------------------------------------------------
             Net cash provided by
               operating activities        $   152,300     $ 463,500
             -----------------------------------------------------------
             Net cash provided by (used
               for) investing activities   $ 5,739,100     $(122,200)
             -----------------------------------------------------------
             Net cash (used for) financing
               activities                  $(6,212,500)    $(311,100)
             -----------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $164,000 for the six months ended June 30, 2002 when compared to six months ended June 30, 2001 was primarily due to the decrease in interest earned on the Partnership's short-term investments, as previously discussed.

The decrease in the Partnership's cash position of $321,100 for the six months ended June 30, 2002 was primarily the result of cash used for distributions to Partners and capital and tenant improvements exceeding cash proceeds from the sale of Walker Springs and net cash provided by operating activities. Liquid assets, including cash and cash equivalents, of the Partnership as of June 30, 2002 are comprised of amounts held to resolve post-closing sale matters.

Net cash provided by operating activities decreased by $311,200 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The decrease was primarily due to decline in operating results, as previously discussed. In addition, the decrease was due to the timing of the payment of certain expenses.

Net cash (used for) provided by investing activities changed from $(122,200) for the six months ended June 30, 2001 to $5,739,100 for the six months ended June 30, 2002. The change was primarily due to the receipt of proceeds from the sale of Walker Springs.

The Partnership has no financial instruments for which there are significant market risks.

The increase in net cash used for financing activities of $5,901,400 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily due to the special distribution of Walker Springs sale proceeds on May 31, 2002.

In connection with the sale of Walker Springs, the Partnership distributed $5,870,900 or $83.87 per Unit on May 31, 2002 to Limited Partners of record as of March 15, 2002. The Partnership does not anticipate making another distribution until all post closing sale matters are resolved and the Partnership liquidates.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

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

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.--SERIES VIII

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

                                                /s/  DOUGLAS CROCKER II
Date: August 12, 2002
                                          By:  ______________________________
                                                     DOUGLAS CROCKER II
                                               President and Chief Executive
                                                          Officer

                                                 /s/  PHILIP G. TINKLER
Date: August 12, 2002
                                          By: _________________________________
                                                     PHILIP G. TINKLER
                                                Vice President--Finance and
                                                         Treasurer

8